Form 10-K
period 1997-12-31
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1998-03-31
CIK 1047643

-------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM                           TO

                       COMMISSION FILE NUMBER 001-13875

                      ADVANCED COMMUNICATIONS GROUP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                   76-0549396

(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

     390 SOUTH WOODS MILL ROAD, SUITE 150
             ST. LOUIS, MISSOURI                                 63017
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 205-8668

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                             WHICH REGISTERED

Common Stock, par value $.0001 per share          New York Stock Exchange, Inc.
(became registered pursuant to Section
12(b) on February 12, 1998)



          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  [ ]             NO  [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 27, 1998 the number of shares of common stock outstanding was 19.6 million. As of such date, the aggregate market value of voting stock held by nonaffiliates, based upon the closing price of the shares on the New York Stock Exchange, Inc., was approximately $175.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 1997 are incorporated by reference into Part III.


-------------------------------------------------------------------------------

                                     INDEX


                                    PART I

Item 1.  Business...............................................................................1
Item 2.  Properties.............................................................................2
Item 3.  Legal Proceedings......................................................................2
Item 4.  Submission of Matters to a Vote of Security Holders....................................2

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..............3
Item 6.  Selected Financial Data................................................................4
Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of  Operations.........................................................................5
Item 8.  Financial Statements and Other Supplementary Data......................................6
Item 9.  Changes and Disagreements With Accountants on Accounting and
         Financial Disclosure..................................................................17

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant...................................17
Item 11.  Executive Compensation...............................................................17
Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................17
Item 13.  Certain Relationships and Related Transactions.......................................17

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K.....................18

                                    PART I

ITEM 1.  BUSINESS

         Advanced Communications Group, Inc. ("ACG") was incorporated in Delaware in September 1997 as a subsidiary of a predecessor company that was ultimately named Advanced Communications Corp. ("ACC"). ACC was formed in June 1996 and had previously been named Advanced Communications Group, Inc. By September 1997, ACC had entered into acquisition agreements to acquire a number of companies in various aspects of the telecommunications business. In October 1997, in order to facilitate these acquisitions, ACG entered into new definitive agreements to acquire the stock or assets of six telecommunications service providers, one yellow page publisher, two telephone equipment sales and maintenance companies, ACC, and a 49% interest in a company owning a fiber optic network (collectively, the "Acquisitions"). Shortly thereafter, ACG filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "Commission") with respect to an initial public offering ("IPO") of its common stock, par value $.0001 per share ("Common Stock"). The Registration Statement, as amended, was declared effective on February 12, 1998. On February 18, 1998, ACG consummated the IPO and the Acquisitions, including a merger of ACC into a subsidiary of ACG pursuant to which ACC became a wholly-owned subsidiary of ACG. Hereafter, unless the context otherwise indicates, references herein to (i) "ACG" refer to ACG and its predecessor, and (ii) the "Company" refer collectively to the entities acquired in the Acquisitions other than the interest in the fiber optic network company (collectively, the "Acquired Companies"), ACG and its predecessor company. Prior to February 1998, ACG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the financial statements included herein relate only to ACG. The Company will file a Quarterly Report on Form 10-Q which will include, among other things, financial statements reflecting the operations of the Company from February 18, 1998 through March 31, 1998. The Company will also file an amendment to Current Report on Form 8-K/A by May 4, 1998, to reflect, among other things, results of operations for the Acquired Companies for the year ended December 31, 1997, as well as pro forma combined financial statements as of December 31, 1997. At the time such Form 8-K/A is filed, the Company also intends to amend this Annual Report on Form 10-K to reflect the information in such Form 8-K/A.

         In the Acquisitions, the Company acquired all of the outstanding capital stock of Great Western Directories, Inc., Valu-Line of Longview, Inc., Feist Long Distance Service, Inc., FirsTel, Inc., and Tele-Systems, Inc., substantially all of the assets of Long Distance Management II, Inc., Long Distance Management of Kansas, Inc., The Switchboard of Oklahoma City, Inc., and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. In the aggregate, the consideration paid by the Company in the Acquisitions included $83.3 million in cash, 3,383,589 shares of Common Stock, $17.4 million in promissory notes, and options and warrants to purchase 1,393,213 shares of Common Stock.

         The Company was founded to create a regional competitive local exchange carrier that provides an integrated portfolio of telecommunications services principally to business customers in selected service areas of Southwestern Bell Telephone Company and U S WEST Communications, Inc.

         A copy of the Company's Registration Statement on Form S-1 (Registration No. 333-37671) as amended by Amendment No. 3, in the form it was declared effective by the Commission (the "Registration Statement"), without Exhibits, is filed herewith as Exhibit 99.1, and the Prospectus included therein is referred to herein as the "Prospectus." The information appearing in the Prospectus under the captions "Prospectus Summary," "Risk Factors," "The Company," "Management's Discussion and Analysis of Financial Condition and Results of Operations of Certain Acquired Companies -- Overview of the Acquired Companies' Sources of Revenues and Expenses," "Industry Background and Overview," and "Business" is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The information appearing in the Prospectus under the captions "The Company" and "Business" is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         The information appearing in the Prospectus under the caption "Risk Factors -- Recently Instituted Litigation Against an Acquired Company," the final paragraph under the caption "Certain Transactions -- Other Organizational Matters" (with respect to which, as of March 30, 1998, no negotiated settlement had been reached and Richard O'Neal had delivered to Consolidation Partners Founding Fund, L.L.C. ("CPFF") a demand for binding arbitration), the caption "Certain Transactions -- Additional Background Information," the caption "Contingencies" in note 5 of the Notes to Combined Financial Statements of Valu-Line of Longview, Inc. and Related Companies, and the final paragraph in note 6 of the Notes to Financial Statements of Feist Long Distance Service, Inc. is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 9, 1997, the sole stockholder of ACG approved by written consent the adoption of the Advanced Communications Group, Inc. 1997 Stock Awards Plan and the Advanced Communications Group, Inc. Non-Qualified Stock Option Plan for Non-Employee Directors.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company is authorized to issue 180,000,000 shares of Common Stock, par value $.0001 per share (the "Common Stock") and 20,000,000 shares of preferred stock, par value $.0001 per share (the "Preferred Stock"). In February 1998, the Company's Board of Directors approved an approximately 1-for-2.645 reverse stock split. At March 27, 1998, 19,615,874 shares of Common Stock and 142,857 shares of Series A Redeemable Convertible Preferred Stock were outstanding.

         The Company's Common Stock became listed for trading on the New York Stock Exchange ("NYSE") under the symbol "ADG" in February 1998. Prior to that time, there was no trading in the Common Stock.

         As of March 27, 1998, there were 75 record owners of the Common Stock. On that date, the closing price of the Common Stock on the NYSE was $16.4375.

DIVIDEND POLICY

         No dividends have been paid on the Common Stock since ACG's inception. It is the Company's current intention to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes and the Company expects that it will not pay any dividends for the foreseeable future. Any future dividends will be at the discretion of the Board of Directors after taking into account various factors, including, among others, the Company's financial condition, results of operations, cash flows from operations, current and anticipated cash needs, general business conditions, the income tax laws then in effect, the requirements of Delaware law, any restrictions that may be imposed by any credit facilities or other future indebtedness and such other factors as the Board of Directors deems relevant. Any credit facility which the Company may obtain for working capital requirements in the foreseeable future may place limitations on the payment of dividends (except for dividends payable in Common Stock and certain preferred stock). The Company is exploring alternatives with respect to credit facilities.

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

         The Registration Statement on Form S-1 relating to the Common Stock sold in the IPO was declared effective on February 12, 1998. The IPO, for which PaineWebber Incorporated and CIBC Oppenheimer acted as managing underwriters, commenced on that date and has terminated. Pursuant to the Registration Statement, the Company registered the sale of $138,000,000 of Common Stock. In the IPO, the Company sold 8,000,000 shares of Common Stock at an initial public offering price of $14.00 per share, for an aggregate initial public offering price of $112,000,000. The amount of expenses incurred for the Company's account in connection with the IPO for aggregate underwriting discounts and commissions, estimated other expenses and estimated total expenses (including underwriting discounts and commissions) were, respectively, $7,840,000, approximately $4,075,000 (including $500,000 of accounting fees paid prior to the consummation of the IPO) and approximately $11,915,000 (including $500,000 of accounting fees paid prior to the consummation of the IPO). The net proceeds to the Company from the sale of the shares of Common Stock in the IPO, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, was $100.6 million. Of those net proceeds, $73.3 million was used to pay the aggregate cash portion of the purchase price for the Acquired Companies, $10.0 million was used to make a direct cash investment in KIN Network, Inc., a fiber optic network company, and the remaining net proceeds were used for (i) the repayment of outstanding principal amount of indebtedness and certain other payables of the Acquired Companies (approximately $2.3 million); (ii) the repayment of outstanding principal amount of indebtedness of the Company to CPFF (which until it distributes shares of Common Stock to its interest owners pursuant to its regulations will be the largest holder of Common Stock) (approximately $3.2 million); (iii) a one-time payment to Rod K. Cutsinger, the founder and a director of the Company, as consideration for a five-year non-competition agreement ($1.75 million); and (iv) working capital and other general corporate purposes. Shareholders of the Acquired Companies who became executive officers or directors of the Company upon the consummation of the Acquisitions received approximately $35.6 million of the cash purchase price paid in the Acquisitions.

RECENT SALES OF UNREGISTERED SECURITIES

         The information appearing in the final nine paragraphs of Item 15 "Recent Sales of Unregistered Securities" in Part II of the Registration Statement is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for ACG has been derived from the audited financial statements of ACG. Because the Acquisitions were not consummated until February 18, 1998, no effect is given to them in the financial statements presented herein.



                                                     PERIOD FROM
                                                      INCEPTION
                                                    (JUNE 6, 1996)
                                                       THROUGH                         YEAR ENDED
                                                  DECEMBER 31, 1996                 DECEMBER 31, 1997
                                                  -----------------                 -----------------

                                                         (In Thousands, except per share date)
Statement of Operations Data:
Revenues                                                 $--                              $--
Selling, general and administrative expenses             649                             2,940
Net loss                                                 659                             3,200
Net loss per share(1)                                   $0.08                            $0.39

Balance Sheet Data:
   Cash and cash equivalents                             $33                              $--
   Working capital (deficit)                            (689)                           (5,239)
   Total assets                                          92                              2,695
   Total debt                                            575                             3,141
   Stockholders' deficit                                (632)                           (2,544)


(1) Restated for February 1998 1-for-2.645 reverse stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE PERIOD FROM INCEPTION (JUNE 6, 1996) TO DECEMBER 31, 1996 COMPARED WITH THE TWELVE MONTHS ENDED DECEMBER 31, 1997.

         General and administrative expense. General and administrative expense increased by $2,291,539 from $648,930 during the period from inception (June 6, 1996) to December 31, 1996, to $2,940,469 for the year ended December 31, 1997. During 1997, stock option and warrant compensation expense, consulting expense, employee compensation expense, and legal fees increased by $870,000, $304,520, $410,444, and $425,901, respectively, accounting for
$2,010,865 or 88% of the above increase in general and administrative expense. The increase in stock option and warrant compensation expense is primarily attributable to options for 300,000 shares of Common Stock granted to two senior officers of the Company in December 1997. These options are exercisable at a price of $2.50 per share and fully vest over a three month period from the date of grant. The increase in consulting expense is due largely to fees paid to a management recruiting firm for services in connection with placing the Company's senior management team. Employee compensation expense increased primarily as a result of signing bonuses and fourth quarter salaries paid to the Company's new senior officers. The increase in legal fees is attributable to additional legal services performed in connection with the negotiation and preparation of the Company's agreements covering the Acquisitions and related matters.


LIQUIDITY AND CAPITAL RESOURCES

         For the twelve months ended December 31, 1997, net cash used in operating and investing activities was largely offset by net cash provided from financing activities, specifically from borrowings under a note payable to CPFF, a major stockholder of the Company. During 1997, the Company increased its borrowings under this note by $2,309,562 to $2,874,609. Related interest expense increased during the year by $256,217. Drawings under this note represented essentially the Company's sole source of funding pending its initial public offering. The IPO was successfully completed in February 1998, enabling the Company to repay its entire indebtedness to CPFF and to close the Acquisitions.

YEAR 2000

         Many computer software systems, as well as certain hardware and equipment containing date sensitive data, were structured to utilize a two-digit year field, meaning, among other things, that they may not be able to properly recognize dates in the year 2000. This could result in significant system and equipment failures. While the Company believes that its software applications are year 2000 compliant, there can be no assurance until the year 2000 occurs that all systems will then actually function adequately. Further, if the software applications of local exchange carriers, long distance carriers or others on whose services the Company depends are not year 2000 compliant resulting in any loss of such services, it could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows. Unanticipated problems in any of the above areas, or the Company's inability to implement solutions in a timely manner or to upgrade existing systems as necessary, could have a material adverse impact on the ability of the Company to reach its objectives and on its financial condition, results of operations and cash flows. It is not possible to quantify the aggregate cost to the Company with respect to customers and suppliers with Year 2000 problems. The Company is currently in the planning stages of developing new data processing systems throughout its organization for management, operating and financial information.

OTHER MATTERS

         The information in the Prospectus appearing under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Certain Acquired Companies -- Overview of the Acquired Companies' Sources of Revenues and Expenses" are incorporated herein by reference. This document contains or incorporates by reference forward-looking statements with respect to the Company's expectations regarding its business after it has consummated the Acquisitions. These forward- looking statements are subject to certain risks and uncertainties which may cause actual results to differ significantly from such forward-looking statements. See the information in the Prospectus appearing under the caption "Risk Factors."


ITEM 8.  FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS


                                                                                    Page

Report of KPMG Peat Marwick LLP Independent Auditors                                   7

Consolidated Balance Sheets at December 31, 1996 and 1997                              8

Consolidated Statements of Operations for the period from inception (June 1,
         1996) through December 31, 1996
         and for the year ended December 31, 1997                                      9

Consolidated Statements of Changes in Stockholders' Deficit for the period from inception (June 1, 1996) through December 31,
         1996 and for the year ended December 31, 1997                                10

Consolidated Statements of Cash Flows for the period from inception (June 1,
         1996) through December 31, 1996
         and for the year ended December 31, 1997                                     11

Notes to Consolidated Financial Statements                                            12

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Advanced Communications Group, Inc.

         We have audited the accompanying consolidated balance sheets of Advanced Communications Group, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the period from inception (June 6, 1996) through December 31, 1996 and for the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Communications Group, Inc. as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the period from inception (June 6, 1996) through December 31, 1996 and for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP
 Houston, Texas
 March 23, 1998

                      ADVANCED COMMUNICATIONS GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                         December 31,          December 31,
                                                                             1996                  1997
                                                                         ------------          ------------
                                ASSETS
Current Assets:
  Cash and cash equivalents                                                    $33,450             $ --
  Employee advances                                                              1,388
                                                                          ------------

                         Total Current Assets                                   34,838               --
  Office furniture and equipment, net                                            8,252                 5,966
  Other non-current assets                                                      48,480             2,688,976
                                                                           -----------             ---------

                             Total Assets                                  $    91,570           $ 2,694,942
                                                                           ===========           ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Current Liabilities:
  Note payable to stockholder                                                 $565,047            $2,874,609
  Accrued interest payable to stockholder                                        9,890               266,107
  Accounts payable and accrued expenses                                        148,653             2,098,433
                                                                            ----------             ---------
                       Total Current Liabilities                               723,590             5,239,149
Commitments and Contingencies

Stockholders' Deficit:
Common stock, $.00001 par, 180,000,000  shares                                      82                    82
  authorized, 8,227,736 and 8,232,276 shares issued and
  outstanding, respectively
Additional paid-in capital                                                      26,718             1,314,566
Accumulated deficit                                                          (658,820)           (3,858,855)
                                                                             ---------           -----------
                      Total stockholders' deficit                            (632,020)           (2,544,207)
                                                                             ---------           -----------

Total liabilities and stockholders' deficit                                $    91,570           $ 2,694,942
                                                                           ===========           ===========



         See accompanying notes to consolidated financial statements.

                      ADVANCED COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                          For the period
                                                                          From inception
                                                                          (June 6, 1996)             For the year
                                                                             through                    ended
                                                                        December 31, 1996         December 31, 1997
                                                                        -----------------         -----------------
Revenues                                                                       $        --               $        --
General and administrative expenses                                                648,930                 2,940,469
Depreciation and amortization                                                           --                     3,277
Interest expense                                                                     9,890                   256,289
                                                                               -----------               -----------
                    Loss before income tax benefit                                 658,820                 3,200,035
Income tax benefit                                                                      --                        --
                                                                               -----------               -----------
                           Net loss                                               $658,820               $ 3,200,035
                                                                               ===========               ===========

                           Basic and diluted loss per share                    $       .08               $       .39
                                                                               ===========               ===========



         See accompanying notes to consolidated financial statements.

                      ADVANCED COMMUNICATIONS GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
       FOR THE PERIOD FROM INCEPTION (JUNE 6, 1996) THROUGH DECEMBER 31, 1997


                                                      Common stock            Additional                          Total
                                                      ------------             Paid-in      Accumulated      Stockholders'
                                                 Shares          Amount        Capital        Deficit           Deficit
                                                 ------          ------      ----------     -----------      -------------
Initial capitalization                        8,227,736           $ 82     $     26,718       $      --          $ 26,800
Net loss                                             --             --               --        (658,820)         (658,820)
                                              ---------           ----     ------------       ---------     -------------

BALANCES, December 31, 1996                   8,227,736             82           26,718        (658,820)         (632,020)
Issuance of stock options and                        --             --        1,237,000              --         1,237,000
      warrants
Issuance of stock for services
      performed                                   4,540             --           50,848              --            50,848
Net loss                                             --             --               --      (3,200,035)       (3,200,035)
                                              ---------           ----     ------------       ---------     -------------

BALANCES, December 31, 1997                   8,232,276           $ 82       $1,314,566     $(3,858,855)      $(2,544,207)
                                              =========           ====     ============       =========     =============




         See accompanying notes to consolidated financial statements.

                      ADVANCED COMMUNICATIONS GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the period
                                                                               From inception
                                                                                (June 6, 1996)                 For the year
                                                                                   through                         ended
                                                                                  December 31,                  December 31,
                                                                               ---------------                 -------------
                                                                                    1996                          1997
                                                                                    ----                          ----
Cash flows from operating activities:
Net loss                                                                           $(658,820)                  $ (3,200,035)
Adjustments to reconcile net loss to net cash used by operating activities:
  Depreciation and amortization                                                            --                         3,277
  Stock-based compensation expense                                                         --                       870,000
  Changes in assets and liabilities:
   (Increase) decrease in employee advances                                           (1,388)                         1,388
   Increase in property and equipment                                                 (8,252)                            --
                                                                                 ------------               ---------------
                 Net cash used by operating activities                              (668,460)                    (2,325,370)
                                                                                  -----------                --------------
Cash flow from investing activities:
  Increase in other non-current assets                                               (48,480)                    (2,223,639)
Cash flows from financing activities:
  Increase in accounts payable and accrued expenses                                   148,653                     1,949,780
  Increase in note payable to stockholder                                             565,047                     2,309,562
  Increase in accrued interest payable to stockholder                                   9,890                       256,217
  Issuance of common stock                                                             26,800                            --
                                                                                 ------------           -------------------
               Net cash provided by financing activities                              750,390                     4,515,559
                                                                                  -----------                 -------------
Net increase (decrease) in cash and cash equivalents                                   33,450                       (33,450)
Cash and cash equivalents:
      Beginning of period                                                                  --                        33,450
                                                                            -----------------               ---------------
      End of period                                                              $     33,450            $               --
                                                                                 ============            ==================
Summary of significant non-cash activities:
      Deferred acquisition costs paid for through issuance
           of common stock and warrants                                     $              --                   $   417,848
                                                                            =================                  ===========


         See accompanying notes to consolidated financial statements.

                      ADVANCED COMMUNICATIONS GROUP, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND DECEMBER 31, 1997



1.   ORGANIZATION AND BUSINESS:

         Advanced Communications Group, Inc. ("ACG") was incorporated in Delaware in September 1997 as a subsidiary of a predecessor company that was ultimately named Advanced Communications Corp. ("ACC"). ACC was formed in June 1996 and had previously been named Advanced Communications Group, Inc. By September 1997, ACC had entered into acquisition agreements to acquire a number of companies in various aspects of the telecommunications business. In October 1997, in order to facilitate these acquisitions, ACG entered into new definitive agreements to acquire the stock or assets of six telecommunications service providers, one yellow page publisher, two telephone equipment sales and maintenance companies, ACC, and a 49% interest in a company owning a fiber optic network (collectively, the "Acquisitions"). Shortly thereafter, ACG filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "Commission") with respect to an initial public offering ("IPO") of its common stock, par value $.0001 per share ("Common Stock"). The Registration Statement, as amended, was declared effective on February 12, 1998. On February 18, 1998, ACG consummated the IPO and the Acquisitions, including a merger of ACC into a subsidiary of ACG pursuant to which ACC became a wholly-owned subsidiary of ACG. Hereafter, unless the context otherwise indicates, references to "ACG" or the "Company" refer to ACG and its predecessor. Prior to February 1998, ACG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the financial statements included herein relate only to ACG. All intercompany accounts have been eliminated in consolidation.

         In 1997, the Company signed definitive agreements pursuant to which it agreed to acquire all of the outstanding capital stock of Great Western Directories, Inc., Valu-Line of Longview, Inc., Feist Long Distance Service, Inc., FirsTel, Inc. and Tele-Systems, Inc., substantially all of the assets of Long Distance Management II, Inc., Long Distance Management of Kansas, Inc., The Switchboard of Oklahoma City, Inc., and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. ("Acquisitions"). The consideration to be paid by the Company in the Acquisitions includes $83.3 million in cash, shares of the Company's Common Stock valued for purposes of computing the estimated purchase price for accounting purposes at $37.9 million, $17.4 million in promissory notes, and options and warrants to purchase 1,393,213 shares of the Company's Common Stock.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Deferred acquisition and deferred offering costs -- The Company has deferred certain legal, accounting, appraisal and other costs incurred in connection with the Acquisitions and the IPO. At December 31, 1996 and 1997, deferred acquisition costs amounted to approximately $40,900 and $929,000, respectively, and deferred offering costs amounted to $2,700 and $1,756,800, respectively. At such time as the Acquisitions are completed, deferred acquisition costs will be included in the determination of excess purchase price. Deferred offering costs will be charged to additional paid-in capital upon the closing of the IPO.

         Office furniture and equipment -- Office furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over the respective lives of the assets. The estimated useful lives are as follows:

Furniture and fixtures                                      7 years

Computer equipment and software                             3 years


         Income taxes -- No provision for Federal, state and local income taxes has been made because the Company has sustained cumulative losses since its inception in June 1996. A 100% valuation allowance has been established for the related deferred tax asset.

         Net Loss Per Share - The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Adoption of SFAS No. 128 did not change EPS as previously reported for 1996.

         The weighted average shares outstanding were 8,227,736 for the period from inception (June 6, 1996) through December 31, 1996 and 8,230,006 for the year ended December 31, 1997. In calculating diluted EPS for the year ended December 31, 1997, options to purchase 1,525,000 shares of common stock at exercise prices ranging from $2.50 to $14.00 per share, and warrants to purchase 1,296,199 shares of common stock at exercise prices ranging from $2.50 to $6.61 per share were outstanding during part of 1997 but were not included in the computation of diluted EPS due to their antidilutive effect.

         Use of Estimates -- The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock Based Compensation -- SFAS No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting required by Accounting Principles Board Opinion No. 25 ("APB No. 25"). The Company has elected to remain with the accounting in APB No. 25 and has included in these financial statements pro forma disclosures of net loss and net loss per share as if the fair value method of accounting had been applied. No employee stock options or similar equity instruments were issued by the Company prior to January 1, 1997.


3.   TRANSACTIONS WITH RELATED PARTIES:

COMMON OWNERSHIP AND MANAGEMENT

         At December 31, 1996 and 1997, a total of 7,986,074 shares and 7,915,192 shares, respectively, of the Company's Common Stock was owned by Consolidation Partners Founding Fund, L.L.C., ("CPFF") and by individuals who then served as directors of both the Company and CPFF and who own the controlling interest in CPFF.

SUBORDINATED PROMISSORY NOTE IN FAVOR OF CPFF

         The Company's activities have been financed through a subordinated note agreement with CPFF. In September 1996, the Company executed a Subordinated Promissory Note (the "Note") in favor of CPFF in the principal amount of $1,200,000 and bearing an annual interest rate of eight (8%) percent. Under its original terms, the principal and accrued interest under the Note were to be paid in full on the earlier of September 15, 1997, or the date on which the Company's common stock became listed or quoted on a national basis. During 1996 and 1997, the Company incurred interest expense of $9,890 and $256,289, respectively, under the Note. Between September 1997 and February 1998, the Company and CPFF amended the terms of the Note three times to provide for increases in the principal balance to $3,230,000, and to extend the maturity of the Note to the earlier of December 31, 1998 or the consummation of the IPO. At December 31, 1997 and 1996, the principal balance under the Note was approximately $565,000 and $2,875,000, respectively. In connection with the IPO in February 1998, the entire Note balance was repaid.

STOCK OPTIONS AND WARRANTS

         In May 1997 the Company granted to one of its consultants a warrant for the purchase of 7,561 shares of common stock at an exercise price of $2.65 per share. This warrant is exercisable in whole or in part at any time up to its expiration date in May 2007. In connection with the issuance of this warrant, the Company recorded a non-recurring, non-cash compensation expense of $20,000 reflecting the difference between the exercise price for the shares and the estimated fair value of the warrant at the date of grant.

         During July 1997, the Company agreed to issue a similar warrant to purchase 7,560 shares of common stock at $6.61 per share to another consultant. No compensation expense was recorded related to this warrant as the estimated fair value of the warrant was equal to the exercise price on the date of grant.

         In connection with the Great Western Directories, Inc. ("Great Western") acquisition agreement, the Company issued warrants to purchase 756,078 shares of common stock at $6.61 per share. Based on an independent appraisal, the fair value of these warrants was determined to be $367,000 on the date of grant, which was recorded as deferred acquisition costs by the Company.

         In June 1997, the Company granted options for the purchase of 775,000 shares of common stock at an exercise price equal to the fair value of a share of common stock at the date of grant, specifically $2.50 per share, to three individuals. In December 1997, two of these individuals exchanged their options to purchase 525,000 shares of common stock for ten-year, fully vested warrants to purchase a like number of shares of common stock at the same exercise price.

EMPLOYEE AND DIRECTOR STOCK OPTIONS

         In June 1997, the Company's Board of Directors approved a Stock Awards Plan (the "Plan") which provides for the granting or awarding of incentive or non-qualified stock options, stock appreciation rights, restricted or deferred stock, dividend equivalents and other incentive awards to directors, officers, and key employees of the Company. The number of shares of common stock authorized and reserved for issuance under the Plan is 3,500,000 shares.

         During 1997, the Company agreed to make various grants and awards under the Plan to employees and officers of the Acquired Companies, and to certain individuals who became officers of the Company. These options will be exercisable at the initial offering price and have various vesting and termination provisions. In addition, the Company has agreed to compensate each of its outside directors with an option award for 15,000 shares of common stock upon election to the board and an additional option award of 5,000 shares of common stock upon each subsequent re-election of the director. At December 31, 1997, no director options had yet been granted.

         During December 1997, the Company awarded to three of its officers ten-year options to purchase 1,275,000 shares of common stock, consisting of options for 300,000 shares exercisable at $2.50 per share which vest in full at the end of three months, and options for 975,000 shares of common stock exercisable at the initial public offering price ($14.00) which vest in three equal increments on the first three anniversaries of the date of grant. During the year ended December 31, 1997, the Company recognized $850,000 of compensation expense related to these options.

         At December 31, 1997, there were 2,225,000 additional shares available for grant under the Plan. The per share weighted-average value of stock options granted during 1997 was $8.63 using the Black-Scholes model with the following assumptions: weighted-average risk-free interest rate of 6.50%, expected life of 10 years, expected volatility of 60%, and an expected dividend yield of zero percent.

         The Company applies APB Opinion No. 25 in accounting for the Plan. Accordingly, apart from the compensation expense referred to above, the Company has not recognized compensation expense related to the issuance of options for the purchase of its common stock. Had the Company determined compensation expense based on the fair value at the date of grant for its stock options under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                            1997
Net loss:
    As reported                                          $3,200,035
    Pro forma                                            $5,972,195
Basic and diluted loss per share:
    As reported                                               $0.39
    Pro forma                                                 $0.73

At December 31, 1997, the range of exercise prices and weighted-average remaining contractual lives of the options was $2.50 to $14.00 per share and 10 years, respectively. No options were exercisable at December 31, 1997. Stock option activity during the periods indicated is as follows:

                                                                Weighted-
                                                                average
                                           Number of            Exercise
                                            Shares                price
                                           ---------            ---------
Balance, December 31, 1996                       --                $ --
    Options granted                       1,275,000               11.29
                                          ---------             ---------
Balance, December 31, 1997                1,275,000              $11.29
                                          =========             =========


OTHER COMMITMENTS

         In January 1997, the Company entered into a four year lease agreement with CPFF pursuant to which the Company leases furniture and office equipment. Under this agreement the Company is obligated to make monthly rental payments to CPFF of $1,163. For the year ended December 31, 1997, the Company recognized approximately $14,000 of rental expense related to this lease agreement.

         The Company has entered into six-year employment agreements with three officers of the Company. These agreements provide for annual salaries plus potential bonuses and stock option grants as determined by the Compensation Committee of the Board of Directors.

5.       SUBSEQUENT EVENTS:

         In January 1998, the Company entered into an agreement with a certain utility company regarding the possible creation of a strategic alliance. Under the terms of the agreement, which was consummated contemporaneously with the closing of the initial public offering, the Company issued 142,857 shares of Series A Redeemable Convertible Preferred Stock ("Preferred Stock") with an aggregate liquidation preference of $2 million. The Preferred Stock is convertible into shares of common stock at the initial public offering price ($14.00) eighteen months after the consummation of the initial public offering. The Preferred Stock does not pay dividends and is not entitled to vote in the election of directors. If a strategic alliance has not been entered into by the 13th month after the initial public offering, the Company may, at its option, redeem the Preferred Stock for total proceeds of $1.25 million. The Company has discussed, and continues to discuss, similar strategic alliances with other utility companies.

         In February 1998, the Company's Board of Directors approved an approximately 1-for-2.645 reverse stock split, subject to stockholder approval. This reverse stock split has been reflected retroactively for all periods presented.

         In February 1998, the Company completed an initial public offering of 8,000,000 shares of its common stock, and closed on the Acquisitions. Proceeds from the IPO, net of offering costs, were $100.6 million of which $83.3 million was paid to acquire the Acquired Companies, $5.5 million was paid to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder for a five-year non-compete agreement. Stockholders of the Acquired Companies who became executive officers or directors of the Company upon the consummation of the Acquisition received approximately $35.6 million of the cash purchase price paid in the Acquisitions.

         Prior to the pricing of the IPO, Richard O'Neal, the principal shareholder of Great Western, expressed disagreement with the effect of the reverse stock split on certain warrants that had been issued to the stockholders of Great Western at the time of the execution of the initial acquisition agreement between the Company and Great Western (the "Warrants"). CPFF and Mr. O'Neal agreed to engage in good faith negotiations to determine the type and amount of any consideration appropriately payable by CPFF to the holders of the Warrants following the consummation of the IPO. As of March 30, 1998, no negotiated settlement had been reached and Mr. O'Neal had delivered to CPFF a demand for binding arbitration. CPFF has agreed not to effect any distribution of the Company's Common Stock to its interest owners prior to the resolution of these matters. The resolution of this matter is solely between CPFF and the principal shareholder of Great Western. The Company shall have no liability with respect to the resolution of this matter and no additional Common Stock or equivalents will be issued in connection therewith. In no event shall any assets of the Company be used too satisfy any negotiated settlement or arbitration award.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       FINANCIAL STATEMENTS

         Item 8 of this report lists certain financial statements of ACG.

         2.       FINANCIAL STATEMENT SCHEDULES

         No schedules are included because they are not applicable or the required information is shown in the financial statements or notes thereto.

         3.       EXHIBITS

         Unless otherwise indicated below, each exhibit listed is incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-37671).

EXHIBIT
NUMBER                                           DESCRIPTIONS
-------                                          ------------

2.1      --       Restated Stock Purchase Agreement dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., Great Western Directories,
                  Inc. and the stockholders of Great Western Directories, Inc.
2.1A     --       Amendment No. 1 dated as of January 8, 1998 to the Restated
                  Stock Purchase Agreement filed as Exhibit 2.1.
2.2      --       Agreement and Plan of Exchange dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., ACG Acquisition Corp.,
                  Valu-Line of Longview, Inc. and the shareholders of
                  Valu-Line of Longview, Inc.
2.2A     --       Amendment No. 1 dated as of January 8, 1998 to the Agreement and Plan of Exchange filed as Exhibit 2.2.
2.2B     --       Form of Second Amendment dated as of February 11, 1998 to
                  the Agreement and Plan and Exchanged filed as Exhibit 2.2, including a Form of Escrow Agreement attached thereto as
                  Annex III.
2.3      --       Agreement and Plan of Exchange dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., 1+USA Acquisition Corp.,
                  Feist Long Distance Service, Inc. and the stockholders of
                  Feist Long Distance Service, Inc.
2.3A     --       Amendment No. 1 dated as of January 10, 1998 to the Agreement and Plan of Exchange filed as Exhibit 2.3.
2.4      --       Agreement and Plan of Exchange dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  FirsTel, Inc., the stockholders of FirsTel, Inc. and others.
2.4A     --       Amendment No. 1 dated as of December 15, 1997 to the Agreement and Plan of Exchange filed as Exhibit 2.4.
2.4B     --       Amendment No. 2 dated as of January 8, 1998 to the Agreement and Plan of Exchange filed as Exhibit 2.4.

EXHIBIT
NUMBER                                           DESCRIPTIONS
-------                                          ------------

2.5      --       Agreement and Plan of Exchange dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., ACG Acquisition II Corp.,
                  Tele-Systems, Inc. and the stockholders of Tele-Systems,
                  Inc.
2.5A     --       Amendment No. 1 dated as of January 8, 1998 to the Agreement and Plan of Exchange filed as Exhibit 2.5.
2.6      --       Restated Asset Purchase Agreement dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., Long Distance Management II,
                  Inc. and Robert Alexander.
2.6A     --       Amendment No. 1 dated as of January 8, 1998 to the Restated
                  Asset Purchase Agreement filed as Exhibit 2.6.
2.7      --       Restated Asset Purchase Agreement dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., Long Distance Management of
                  Kansas, Inc., Robert Alexander and others.
2.7A     --       Amendment No. 1 dated as of January 8, 1998 to the Restated
                  Asset Purchase Agreement filed as Exhibit 2.7.
2.8      --       Restated Asset Purchase Agreement dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., Switchboard of Oklahoma City,
                  Inc. and others.
2.8A     --       First Amendment dated as of October 6, 1997 to the Restated
                  Asset Purchase Agreement filed as Exhibit 2.8.
2.8B     --       Second Amendment dated as of January 8, 1998 to the Restated
                  Asset Purchase Agreement filed as Exhibit 2.8.
2.9      --       Restated Asset Purchase Agreement dated as of October 6,
                  1997, by and among Advanced Communications Group, Inc.,
                  Advanced Communications Corp., ACG Acquisition II Corp.
                  and Daniel W. and Cheryl A. Peters.
2.9A     --       Amendment No. 1 dated as of January 8, 1998 to the Restated
                  Asset Purchase Agreement filed as Exhibit 2.9.
2.10     --       Agreement and Plan of Exchange dated as of October 6, 1997, by and among Advanced Communications Group, Inc., Advanced
                  Communications Corp., KIN Network, Inc. and Liberty Cellular,
                  Inc.
2.10A    --       Amendment No. 1 dated as of January 8, 1998 to the Agreement and Plan of Exchange filed as Exhibit 2.10.
2.11     --       Agreement of Merger dated as of October 9, 1997 among Advanced
                  Communications Group, Inc., Advanced Communications Corp. and
                  Advanced Communications Acquisition, Inc.
2.11A    --       Amendment No. 1 dated as of January 8, 1998 to the Agreement of Merger filed as Exhibit 2.11.
3.1      --       Restated Certificate of Incorporation of ACG.
3.1A     --       Form of Amendment to Restated Certificate of Incorporation of
                  ACG.
3.2      --       Restated Bylaws of ACG.
3.3      --       Form of Certificate of Designation of Series A Redeemable
                  Convertible Preferred Stock (see Annex A to Exhibit 10.46).

EXHIBIT
NUMBER                                           DESCRIPTIONS
-------                                          ------------

*10.1    --        ACG 1997 Stock Awards Plan.
*10.1A   --        Form of Non-Qualified Stock Option Agreement.
*10.2    --        Non-Qualified Stock Option Plan for Non-Employee Directors.
*10.3    --        Employment Agreement between ACG and Richard P. Anthony.
*10.4    --        Form of Employment Agreement between Great Western
                   Directories, Inc. and Richard O'Neal (see Annex V to Exhibit
                   2.1).
*10.5    --        Form of Employment Agreement between Feist Long Distance
                   Service, Inc. and Todd Feist (see Annex VII to Exhibit 2.3A).
*10.6    --        Form of Employment Agreement between Fred L. Thurman and
                   FirsTel, Inc. (see Annex V to Exhibit 2.4).
 10.7    --        Form of Indemnification Agreement entered into between
                   ACG and each of its executive officers and directors.
 10.9    --        Form of Series A Warrant issued to shareholders of Great
                   Western Directories, Inc.
 10.10   --        Form of Series B Warrant issued to shareholders of Great
                   Western Directories, Inc.
 10.12   --        Form of Series D Warrant issued to shareholders of Great
                   Western Directories, Inc. (see Annex IV to Exhibit 2.1).
 10.13   --        Form of 5% Subordinated Note issued to shareholders of
                   Great Western Directories, Inc. (see Annex III to Exhibit
                   2.1).
 10.14   --        Form of 10% Convertible Subordinated Note issued to
                   shareholders of FirsTel, Inc. (see Annex III to Exhibit
                   2.4).
 10.15   --        Management Agreement dated January 1, 1997 between KINI, L.C.
                   and KIN Network, Inc.
 10.16   --        Sales Agreement Terms and Conditions dated July 16, 1997
                   between Big Stuff, Inc. and Great Western Directories, Inc.
 10.16A  --        Supplemental Letter dated December 22, 1997 from Big Stuff,
                   Inc. to Great Western Directories, Inc. regarding exclusively marketing rights to World Pages in certain areas.
*10.17   --        Employment Agreement between ACG and Williams H. Zimmer III.
*10.18   --        Employment Agreement between ACG and James F. Cragg.
 10.19   --        Form of Series E Warrant issued to certain shareholders of
                   Tele-Systems, Inc.
 10.20   --        Form of Series F Warrant issued to certain shareholders of
                   Tele-Systems, Inc.
 10.21   --        Form of Series G Warrant issued to certain shareholders
                   of Tele-Systems, Inc. (see Annex IV to Exhibit 2.4).
 10.22   --        Form of Series H Warrant issued to Daniel W. And Cheryl A.
                   Peters (see Annex IV to Exhibit 2.9).
 10.23   --        Form of Series I Warrant issued to Daniel W. And Cheryl A.
                   Peters (see Annex V to Exhibit 2.9).
 10.24   --        Warrant issued to Joseph C. Cook.
 10.25   --        Form of Series K Warrant issued to certain consultants.
 10.26   --        Form of Series L Warrant issued to G. Edward Powell and Brad
                   K. Cutsinger.
 10.27   --        Resale Agreement between Southwestern Bell Telephone Company and Feist Long Distance dated June 4, 1997 (Oklahoma).
 10.28   --        Resale Agreement between Southwestern Bell Telephone Company and Feist Long Distance dated April 4, 1997 (Kansas).

EXHIBIT
NUMBER                                      DESCRIPTIONS
-------                                     ------------


10.29   --        Agreement for Service Resale dated as of June 6, 1997 between
                  FirsTel, Inc. and U S West Communications, Inc. (South
                  Dakota).
10.30   --        Agreement for Service Resale dated as of March 19, 1997
                  between FirsTel, Inc. and U S West Communications, Inc.
                  (Wyoming).
10.31   --        Agreement for Service Resale dated as of October 14, 1997
                  between FirsTel, Inc. and U S West Communications, Inc.
                  (Iowa).
10.32   --        Agreement for Service Resale dated as of March 19, 1997
                  between FirsTel, Inc. and U S West Communications, Inc. as amended by a First Amendment to Agreement for Service
                  Resale, dated July , 1997 between FirsTel, Inc. and U S West
                  Communications, Inc. (North Dakota).
10.33   --        Agreement for Service Resale dated as of March 19, 1997
                  between FirsTel, Inc. and U S West Communications, Inc. as amended by a Second Amendment to Agreement for Service
                  Resale, dated November 6, 1997 between FirsTel, Inc. and U S
                  West Communications, Inc. (Nebraska).
10.34   --        Agreement for Service Resale dated as of August 12, 1997
                  between FirsTel, Inc. and U S West Communications, Inc.
                  (Minnesota).
10.35   --        Resale Agreement dated as of April 30, 1997, between
                  Southwestern Bell Telephone Company and Valu-Line of
                  Longview, Inc. (Texas).
10.36   --        Resale Agreement dated as of September 12, 1997, between
                  GTE Southwest Incorporated and Valu-Line Long Distance
                  (Texas).
10.37   --        Master Resale Agreement dated as of May 9, 1997, among
                  Valu-Line Long Distance and United Telephone Company of
                  Texas, Inc. dba Sprint and Central Telephone Company of
                  Texas dba Sprint and Southwest Incorporated and Valu-Line
                  Long Distance (Texas).
10.38   --        Form of Office Expense Agreement by and between Feist
                  Publications, Inc., Feist Systems, Inc. and Feist Long
                  Distance Service, Inc.
10.39   --        Form of Advertisement Agreement by and between Feist
                  Publications, Inc. and Feist Long Distance Service, Inc. (see
                  Annex IV to Exhibit 2.3).
10.40   --        Form of InterNet Reseller Agreement by and between Feist
                  Systems, Inc. and Feist Long Distance Service, Inc.
10.41   --        Form of Standstill Agreement dated as of February     , 1998
                  between ACG and Rod K. Cutsinger.
10.42   --        Form of Non-Competition Agreement dated as of February     ,
                  1998 between ACG and Rod K. Cutsinger.
10.43   --        Asset Purchase Agreement made and entered into as of
                  September 3, 1997 by and between RAFT, L.L.C., PAM Oil,
                  Inc., Scott D. Scofield, William Pederson and FirsTel, Inc.
10.44   --        Amendment to the Asset Purchase Agreement filed as Exhibit
                  10.43.
10.45   --        Form of Stockholders' Agreement among KIN Network, Inc. and its Stockholders.
10.46   --        Letter Agreement dated January 15, 1998 among Advanced
                  Communications Group, Inc., Northwestern Public Service
                  Company and Northwestern Growth Corporation.
10.47   --        Form of Series M Warrant issued to William McCaughey.
10.48   --        Form of Stock Option and Put Agreement issued to Mark Beall.
21.1    --        List of subsidiaries of ACG.

27.1    --        Financial Data Schedule (filed herewith).
99.1    --        Amendment No. 3 to Registration Statement on Form S-1 of ACG
                  (Registration No. 333-37671), in the form declared effective, without exhibits (filed herewith).


*  Compensatory plan or management arrangement.


(b)               REPORTS OF FORM 8-K

         There were no reports on Form 8-K filed in the quarter ended December 31, 1997.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ADVANCED COMMUNICATIONS GROUP, INC.


                                By:             RICHARD P.  ANTHONY
                                   --------------------------------------------
                                                  Richard P. Anthony
                                                  Chairman of the Board
                                                  President and Chief
                                                  Executive Officer

Dated:  March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Capacity                Date
         ---------                      --------                ----

Principal Executive Officer:


    RICHARD P. ANTHONY           Chairman of the Board,     March 30, 1998
    ------------------           President and Chief
    Richard P. Anthony           Executive Officer

 Principal Financial and
   Accounting Officer:


  WILLIAM H. ZIMMER III          Chief Financial Officer    March 30, 1998
  ---------------------          and Director
  William H. Zimmer III

Directors:                                                  March 30, 1998


  RICHARD P. ANTHONY             ROD K. CUTSINGER
  ------------------             ----------------
  Richard P. Anthony             Rod K. Cutsinger


WILLIAM H. ZIMMER III            FENTRESS BRACEWELL
---------------------            ------------------
William H. Zimmer III            Fentress Bracewell

JAMES F. CRAGG             E. CLARKE GARNETT
--------------             -----------------
James F. Cragg             E. Clarke Garnett


                           REGINALD J. HOLLINGER
--------------             ---------------------
Richard O'Neal             Reginald J. Hollinger


FRED L. THURMAN            DAVID M. MITCHELL
---------------            -----------------
Fred L. Thurman            David M. Mitchell


TODD J. FEIST              G. EDWARD POWELL
-------------              ----------------
Todd J. Feist              G. Edward Powell