Form 10-K405/A
period 1997-12-31
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1998-04-30
CIK 1047643

                                  FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      (Mark One)
      [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1997
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the transition period from  ------------ to ---------------


                        Commission file Number 001-13875

                      ADVANCED COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                               76-0549396
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

        390 SOUTH WOODS MILL ROAD, SUITE 150, ST. LOUIS, MISSOURI  63017
                (Address of principal executive offices)         (Zip Code)

       Registrant's telephone number, including area code (314) 205-8668

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
$.0001 PAR VALUE COMMON STOCK           NEW YORK STOCK EXCHANGE, INC.
(registered pursuant to Section 12(b) on February 12, 1998)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [ ] Yes  [ X ] No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 27, 1998, as reported by the New York Stock Exchange, was approximately $175.6 million.

      The number of shares outstanding of the registrant's Common Stock as of March 27, 1998 was approximately 19.6 million shares.

                 ---------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

      Certain portions of the Company's Registration Statement on Form S-1 (Securities Act file number 333-37671) including the Prospectus dated February 12, 1998 and filed with the Securities and Exchange Commission pursuant to Rule 424(b) of Regulation C promulgated thereunder, is incorporated herein by reference.

                                     INDEX

                                     PART I

Item 1.  Business                                                              1
Item 2.  Properties                                                            2
Item 3.  Legal Proceedings                                                     2
Item 4.  Submission of Matters to a Vote Of Security Holders                   2


                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters                                                               3
Item 6.  Selected Financial Data                                               5
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6
Item 8.  Financial Statements and Other Supplementary Data                     7
Item 9.  Changes and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                 18


                                    PART III

Item 10. Directors and Executive Officers of the Registrant                   19
Item 11. Executive Compensation                                               23
Item 12. Security Ownership of Certain Beneficial Owners and Management       26
Item 13. Certain Relationships and Related Transactions                       27


                                    PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K     32


                                    PART I

ITEM 1.  BUSINESS

      Advanced Communications Group, Inc. ("ACG") was incorporated in Delaware in September 1997 as a subsidiary of a predecessor company that was ultimately named Advanced Communications Corp. ("ACC"). ACC was formed in June 1996, and had previously been named Advanced Communications Group, Inc. By September 1997, ACC had entered into acquisition agreements to acquire a number of companies in various aspects of the telecommunications business. In October 1997, in order to facilitate these acquisitions, ACG entered into new definitive agreements to acquire the stock or assets of six telecommunications service providers, one yellow page publisher, two telephone equipment sales and maintenance companies, ACC, and a 49% interest in a company owning a fiber optic network (collectively, the "Acquisitions"). Shortly thereafter, ACG filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (the "Commission") with respect to an initial public offering ("IPO") of its common stock, par value $.0001 per share ("Common Stock"). The Registration Statement, as amended, was declared effective on February 12, 1998. On February 18, 1998, ACG consummated the IPO and the Acquisitions, including a merger of ACC into a subsidiary of ACG pursuant to which ACC became a wholly-owned subsidiary of ACG. Hereafter, unless the context otherwise indicates, references herein to (i) "ACG" refer to ACG and its predecessor, and (ii) the "Company" refer collectively to the entities acquired in the Acquisitions other than the interest in the fiber optic network company (collectively, the "Acquired Companies"), ACG and its predecessor company. Prior to February 1998, ACG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the financial statements included herein relate only to ACG.
The Company will file a Quarterly Report on Form 10Q which will include, among other things, financial statements reflecting the operations of the Company from February 18, 1998 through March 31, 1998. The Company will also file an amendment to Current Report on Form 8-K/A by May 4, 1998, to reflect, among other things, results of operations for the Acquired Companies for the year ended December 31, 1997, as well as pro forma combined financial statements as of December 31, 1997. At the time such Form 8-K/A is filed, the Company also intends to amend this Annual Report on Form 10-K to reflect the information in such Form 8-K/A.

      In the Acquisitions, the Company acquired all of the outstanding capital stock of Great Western Directories, Inc., Valu-Line of Longview, Inc., Feist Long Distance Service, Inc., FirsTel, Inc., and Tele-Systems, Inc., substantially all of the assets of Long Distance Management II, Inc., Long Distance Management of Kansas, Inc., The Switchboard of Oklahoma City, Inc., and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. In the aggregate, the consideration paid by the Company in the Acquisitions included $83.8 million in cash, 3,383,589 shares of Common Stock, $17.4 million in promissory notes, and options and warrants to purchase 1,393,213 shares of Common Stock.

      The Company was founded to create a regional competitive local exchange carrier that provides an integrated portfolio of telecommunications services principally to business customers in selected service areas of Southwestern Bell Telephone Company and U S WEST Communications, Inc.

      A copy of the Company's Registration Statement on Form S-1 (Registration No. 333-37671) as amended by Amendment No. 3, in the form it was declared effective by the Commission (the "Registration Statement"), without Exhibits, is filed herewith as Exhibit 99.1, and the Prospectus included therein is referred to herein as the "Prospectus." The information appearing in the Prospectus under the captions "Prospectus Summary," "Risk Factors," "The Company," "Management's Discussion and Analysis of Financial Condition and Results of Operations of Certain Acquired Companies -- Overview of the Acquired Companies' Sources of Revenues and Expenses," "Industry Background and Overview," and "Business" is incorporated herein by reference. Unless otherwise defined herein, capitalized terms used herein shall have the same meaning as defined in the Prospectus.


ITEM 2.  PROPERTIES

      The Company leases its corporate headquarters space in St. Louis, Missouri from an unaffiliated third party on a month-to-month basis.

      The Company owns office buildings in Amarillo and Longview, Texas and leases office space and facilities in Dallas, Texas; Oklahoma City, Oklahoma; Wichita, Kansas; Sioux Falls, South Dakota and several other locations. The leases for these offices expire at various times through January 2002.

      The Company may lease or purchase additional office space and switching and other network facilities in connection with an expansion of its business.


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

USE OF PROCEEDS OF INITIAL PUBLIC OFFERING

      The Registration Statement on Form S-1 relating to the Common Stock sold in the IPO was declared effective on February 12, 1998. The IPO, for which PaineWebber Incorporated and CIBC Oppenheimer acted as managing underwriters, commenced on that date and has terminated. Pursuant to the Registration Statement, the Company registered the sale of $138,000,000 of Common Stock.
In the IPO, the Company sold 8,000,000 shares of Common Stock at an initial public offering price of $14.00 per share, for an aggregate initial public offering price of $112,000,000. The amount of expenses incurred for the Company's account in connection with the IPO for aggregate underwriting discounts and commissions, estimated other expenses and estimated total expenses (including underwriting discounts and commissions) were, respectively, $7,840,000, approximately $4,075,000 (including $500,000 of accounting fees paid prior to the consummation of the IPO) and approximately $11,915,000 (including $500,000 of accounting fees paid prior to the consummation of the IPO). The net proceeds to the Company from the sale of the shares of Common Stock in the IPO, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, was $99.9 million. Of those net proceeds, $73.8 million was used to pay the aggregate cash portion of the purchase price for the Acquired Companies, $10.0 million was used to make a direct cash investment in KIN Network, Inc., a fiber optic network company, and the remaining net proceeds were used for (i) the repayment of outstanding principal amount of indebtedness and certain other payables of the Acquired Companies (approximately $2.3 million); (ii) the repayment of outstanding principal amount of indebtedness of the Company to CPFF (which until it distributes shares of Common Stock to its interest owners pursuant to its regulations will be the largest holder of Common Stock) (approximately $3.2 million); (iii) a one-time payment to Rod K. Cutsinger, the founder and a director of the Company, as consideration for a five-year non-competition agreement ($1.75 million); and (iv) working capital and other general corporate purposes. Shareholders of the Acquired Companies who became executive officers or directors of the Company upon the consummation of the Acquisitions received approximately $35.6 million of the cash purchase price paid in the Acquisitions.

RECENT SALES OF UNREGISTERED SECURITIES

      On January 3, 1997, the Predecessor issued and sold 1,890 shares of Predecessor Stock to Beverly A. Aden for a consideration of $250 in a transaction exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      On May 2, 1997, the Predecessor issued to Joseph C. Cook, for services rendered as a consultant, a ten year warrant to purchase 7,561 shares of Predecessor Stock at a price of $2.65 per share in a transaction exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      On June 12, 1997, in connection with the execution of a related employment agreement, the Predecessor granted Todd J. Feist a non-transferable five year option to purchase 250,000 shares of Predecessor Stock. This transaction was completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof, no public offering being involved. These options were issued in exchange for a comparable number of options issued in mid 1997 by the Predecessor.

      On June 16, 1997, the Predecessor issued to the stockholders of Great Western Directories, Inc. non-transferable, ten-year warrants to purchase 756,078 shares of Predecessor Stock. This transaction was completed without registration under the Securities Act in reliance upon the exemption afforded by Section 4(2) of the Securities Act, no public offering being involved.

      Pursuant to agreements entered into in May, June and July of 1997, respectively, the Predecessor issued to Valerie A. Casey, Malcolm F. McNeill and William McCaughey 849 shares of Common Stock, 3,692 shares of Common Stock, and warrants to purchase 7,561 shares of Common Stock at a price of $6.61 per share, respectively, in lieu of compensation for consulting services in transactions exempt from registration under Section 4(2) of the Securities Act, no public offering being involved.

      On December 29, 1997, the Company issued ten-year warrants to purchase 66,157 shares and 132,314 shares of Common Stock at a price of $2.50 per share to Brad K. Cutsinger and G. Edward Powell, respectively, in transactions exempt from registration under the Securities Act, no public offering being involved. The warrants were issued to Messrs. Cutsinger and Powell in exchange from employee stock options having the same economic terms.

      Pursuant to the Acquisition Agreements filed as Exhibits 2.1 through
2.10 and substantially concurrently with the consummation of the Offering, the Company has agreed to issue an aggregate of 3,392,644 shares of Common Stock, $17.4 million in promissory notes, $2.00 million in convertible subordinated notes and 637,135 warrants or options to purchase Common Stock to the stockholders of Great Western, Valu-Line, Feist Ling Distance, FirsTel, Tele-Systems and KINNET. These transactions will be completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof, no public offering being involved.

      On October 9, 1997, the Company issued to its parent, Advanced Communication Corp., 1,000 shares of Common Stock for the consideration of $1,000. Concurrently with the consummation of the Offering, Advanced Communications Corp. will be merged with a subsidiary of the Company, will become a subsidiary of the Company, and the stockholders of Advanced Communications Corp. will receive one share of Common Stock of the Company for each share of common stock they hold in Advanced Communications Corp. These transactions will be completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof, no public offering being involved.

      On January 15, 1998, the Company agreed to issue 142,857 shares of Series A Redeemable Convertible Preferred Stock to Northwestern Growth Corporation in connection with the negotiation of a strategic alliance. This transaction was completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof, no public offering being involved.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data for ACG has been derived from the audited financial statements of ACG. Because the Acquisitions were not consummated until February 18, 1998, no effect is given to them in the financial statements presented herein.

                                                                 PERIOD FROM INCEPTION              YEAR ENDED
                                                                (JUNE 6, 1996) THROUGH             DECEMBER 31,
                                                                   DECEMBER 31, 1996                   1997
                                                                     (In Thousands, except per share date)
Statement of Operations Data:
   Revenues                                                              $  --                       $    --
   Selling, general and administrative expenses                            649                         2,940
   Net loss                                                                659                         3,200
   Net loss per share<F1>                                                $0.08                       $  0.39

Balance Sheet Data:
   Cash and cash equivalents                                             $  33                       $    --
   Working capital (deficit)                                              (689)                       (5,239)
   Total assets                                                             92                         2,695
   Total debt                                                              575                         3,141
   Stockholders' deficit                                                  (632)                       (2,544)

<F1>Restated for February 1998 1-for-2.645 reverse stock split.

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

LIQUIDITY AND CAPITAL RESOURCES

      For the twelve months ended December 31, 1997, net cash used in operating and investing activities was largely offset by net cash provided from financing activities, specifically from borrowings under a note payable to CPFF, a major stockholder of the Company. During 1997, the Company increased its borrowings under this note by $2,309,562 to $2,874,609. Related interest expense increased during the year by $256,217. Drawings under this note represented essentially the Company's sole source of funding pending its initial public offering. The IPO was successfully completed in February 1998, enabling the Company to substantially repay its indebtedness to CPFF and to close the Acquisitions.

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

OTHER MATTERS

      The information in the Prospectus appearing under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Certain Acquired Companies -- Overview of the Acquired Companies' Sources of Revenues and Expenses" are incorporated herein by reference. This document contains or incorporates by reference forward-looking statements with respect to the Company's expectations regarding its business after it has consummated the Acquisitions. These forward-looking statements are subject to certain risks and uncertainties which may cause actual results to differ significantly from such forward-looking statements. See the information in the Prospectus appearing under the caption "Risk Factors."


ITEM 8.  FINANCIAL STATEMENTS AND OTHER SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS


Report of KPMG Peat Marwick LLP Independent Auditors                                           8

Consolidated Balance Sheets at December 31, 1996 and 1997                                      9

Consolidated Statements of Operations for the period from inception (June 6,
      1996) through December 31, 1996 and for the year ended December 31, 1997                10

Consolidated Statements of Changes in Stockholders' Deficit for the period from inception (June 6, 1996) through December 31, 1996 and for the year ended
      December 31, 1997                                                                       11

Consolidated Statements of Cash Flows for the period from inception (June 6,
      1996) through December 31, 1996 and for the year ended December 31, 1997                12

Notes to Consolidated Financial Statements                                                    13

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

KPMG Peat Marwick LLP

Houston, Texas
March 23, 1998

                                     ADVANCED COMMUNICATIONS GROUP, INC.

                                         CONSOLIDATED BALANCE SHEETS
               ASSETS                                                   December 31,            December 31,
                                                                           1996                     1997
                                                                        ------------            ------------
Current Assets:
   Cash and cash equivalents                                               $  33,450             $        --
   Employee advance                                                            1,388                      --
                                                                           ---------             -----------
      Total Current Assets                                                    34,838                      --
Office furniture and equipment, net                                            8,252                   5,966
Other non-current assets                                                      48,480               2,688,976
                                                                           ---------             -----------

      Total Assets                                                         $  91,570             $ 2,694,942
                                                                           =========             ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Note payable to stockholder                                             $ 565,047             $ 2,874,609
   Accrued interest payable to stockholder                                     9,890                 266,107
   Accounts payable and accrued expenses                                     148,653               2,098,433
                                                                           ---------             -----------

      Total Current Liabilities                                              723,590               5,239,149
                                                                           ---------             -----------

Commitments and Contingencies                                                     --                      --
                                                                           ---------             -----------

Stockholders' Deficit:
   Common stock, $.00001 par, 180,000,000 shares authorized,
     8,227,736 and 8,232,276 shares issued and outstanding, respectively          82                      82
   Additional paid-in capital                                                 26,718               1,314,566
   Accumulated deficit                                                      (658,820)             (3,858,855)
                                                                           ---------             -----------
      Total stockholders' deficit                                           (632,020)             (2,544,207)
                                                                           ---------             -----------

      Total liabilities and stockholders' deficit                          $  91,570             $ 2,694,942
                                                                           =========             ===========

         See accompanying notes to consolidated financial statements.


                               ADVANCED COMMUNICATIONS GROUP, INC.

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 For the period
                                                                 from inception
                                                                 (June 6, 1996)      For the year
                                                                    through             ended
                                                                  December 31,        December 31,
                                                                     1996                1997
                                                                 --------------      ------------
Revenues                                                              $     --        $       --

General and administrative expenses                                    648,930         2,940,469
Depreciation and amortization                                               --             3,277
Interest expense                                                         9,890           256,289
                                                                      --------        ----------
   Loss before income tax benefit                                      658,820         3,200,035
Income tax benefit                                                          --                --
                                                                      --------        ----------

   Net loss                                                           $658,820        $3,200,035
                                                                      ========        ==========

   Basic and diluted loss per share                                   $    .08        $      .39
                                                                      ========        ==========

         See accompanying notes to consolidated financial statements.


                                         ADVANCED COMMUNICATIONS GROUP, INC.

                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                        FOR THE PERIOD FROM INCEPTION (JUNE 6, 1996) THROUGH DECEMBER 31, 1997


                                                     Common stock            Additional                      Total
                                                     ------------              Paid-in     Accumulated   Stockholders'
                                               Shares            Amount        Capital       Deficit        Deficit
                                               ------            ------      ----------    -----------   -------------
Initial capitalization                       8,227,736            $ 82       $   26,718    $        --    $    26,800
Net loss                                            --              --               --       (658,820)      (658,820)
                                             ---------            ----       ----------    -----------    -----------

BALANCES, December 31, 1996                  8,227,736              82           26,718       (658,820)      (632,020)
Issuance of stock options and warrants              --              --        1,237,000             --      1,237,000
Issuance of stock for services performed         4,540              --           50,848             --         50,848
Net loss                                            --              --               --     (3,200,035)    (3,200,035)
                                             ---------            ----       ----------    -----------    -----------

BALANCES, December 31, 1997                  8,232,276            $ 82       $1,314,566    $(3,858,855)   $(2,544,207)
                                             =========            ====       ==========    ===========    ===========


         See accompanying notes to consolidated financial statements

                                      ADVANCED COMMUNICATIONS GROUP, INC.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                 For the period
                                                                                 From inception
                                                                                 (June 6, 1996)      For the year
                                                                                through December    ended December
                                                                                    31, 1996           31, 1997
                                                                                ----------------    --------------
Cash flows from operating activities:
   Net loss                                                                         $(658,820)      $(3,200,035)
   Adjustments to reconcile net loss to net cash used by
    operating activities:
      Depreciation and amortization                                                        --             3,277
      Stock-based compensation expense                                                     --           870,000
   Changes in assets and liabilities:
      (Increase) decrease in employee advances                                         (1,388)            1,388
      Increase in property and equipment                                               (8,252)               --
                                                                                    ---------       -----------
           Net cash used by operating activities                                     (668,460)       (2,325,370)
                                                                                    ---------       -----------

Cash flow from investing activities:
   Increase in other non-current assets                                               (48,480)       (2,223,639)
                                                                                    ---------       -----------
Cash flows from financing activities:
   Increase in accounts payable and accrued expenses                                  148,653         1,949,780
   Increase in note payable to stockholder                                            565,047         2,309,562
   Increase in accrued interest payable to stockholder                                  9,890           256,217
   Issuance of common stock                                                            26,800                --
                                                                                    ---------       -----------

      Net cash provided by financing activities                                       750,390         4,515,559
                                                                                    ---------       -----------

Net increase (decrease) in cash and cash equivalents                                   33,450           (33,450)
Cash and cash equivalents:
   Beginning of period                                                                     --            33,450
                                                                                    ---------       -----------

   End of period                                                                    $  33,450       $        --
                                                                                    =========       ===========

Summary of significant non-cash activities:
      Deferred acquisition costs paid for through
       issuance of common stock and warrants                                        $      --       $   417,848
                                                                                    =========       ===========
         See accompanying notes to consolidated financial statements.

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

      In 1997, the Company signed definitive agreements pursuant to which it agreed to acquire all of the outstanding capital stock of Great Western Directories, Inc., Valu-Line of Longview, Inc., Feist Long Distance Service, Inc., FirsTel, Inc. and Tele-Systems, Inc., substantially all of the assets of Long Distance Management II, Inc., Long Distance Management of Kansas, Inc., The Switchboard of Oklahoma City, Inc., and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. ("Acquisitions"). The consideration to be paid by the Company in the Acquisitions includes $83.8 million in cash, shares of the Company's Common Stock valued for purposes of computing the estimated purchase price for accounting purposes at $37.9 million, $17.4 million in promissory notes, and options and warrants to purchase 1,393,213 shares of the Company's Common Stock.


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

      Net Loss Per Share -- The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Adoption of SFAS No. 128 did not change EPS as previously reported for 1996.

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


      At December 31, 1997, the range of exercise prices and weighted-average remaining contractual lives of the options was $2.50 to $14.00 per share and 10 years, respectively. No options were exercisable at December 31, 1997. Stock option activity during the periods indicated is as follows:

                                                   Number of             Weighted average
                                                    Shares                Exercise price
                                                   ---------             -----------------
Balance, December 31, 1996                                --                  $   --

   Options granted                                 1,275,000                   11.29
                                                   ---------                  ------

Balance, December 31, 1997                         1,275,000                  $11.29
                                                   =========                  ======


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


5.  SUBSEQUENT EVENTS:

      In January 1998, the Company entered into an agreement with a certain utility company regarding the possible creation of a strategic alliance.
Under the terms of the agreement, which was consummated contemporaneously with the closing of the initial public offering, the Company issued 142,857 shares of Series A Redeemable Convertible Preferred Stock ("Preferred
Stock") with an aggregate liquidation preference of $2 million. The
Preferred Stock is convertible into shares of common stock at the initial public offering price $14.00) eighteen months after the consummation of the initial public offering. The Preferred Stock does not pay dividends and is not entitled to vote in the election of directors. If a strategic alliance has not been entered into by the 13th month after the initial public offering, the Company may, at its option, redeem the Preferred Stock for total proceeds of $1.25 million. The Company has discussed, and continues to discuss, similar strategic alliances with other utility companies.

      In February 1998, the Company's Board of Directors approved an approximately 1-for-2.645 reverse stock split, subject to stockholder approval. This reverse stock split has been reflected retroactively for all periods presented.

      In February 1998, the Company completed an initial public offering of 8,000,000 shares of its common stock, and closed on the Acquisitions. Proceeds from the IPO, net of offering costs, were $99.9 million of which $83.8 million was paid to acquire the Acquired Companies, $5.5 million was paid to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder for a five-year non-compete agreement. Stockholders of the Acquired Companies who became executive officers or directors of the Company upon the consummation of the Acquisitions received approximately $35.6 million of the cash purchase price paid in the Acquisitions.

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


ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth certain information concerning each of ACG's directors and executive officers (ages as of November 30, 1997). The Board of Directors (the "Board") will consist of twelve directors, divided into three classes of directors serving staggered terms. Directors and executive officers of ACG are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Directors of ACG are elected at annual meetings of the stockholders. Executive officers of ACG generally are appointed by the Board shortly after each annual meeting of stockholders.



                                                                                                       TERM
                                                                                                        AS
                                                                                                     DIRECTOR
           NAME                     AGE<F1>         POSITION(S) WITH COMPANY                          EXPIRES
----------------------              -------         ------------------------                         --------
Richard P. Anthony                      49   Chairman of the Board, President and                       2000
                                             Chief Executive Officer

James F. Cragg                          46   Executive Vice President, Sales and                        1998
                                             Marketing and Director

William H. Zimmer III                   44   Executive Vice President, Chief Financial                  1999
                                             Officer, Treasurer, Secretary and Director

Richard O'Neal<F2>                      57   President -- Directory Services Group and                  1999
                                             Director

Fred L. Thurman<F2>                     47   President -- Telecommunications Services                   2000
                                             Group and Director

Todd J. Feist<F2>                       33   Vice President -- Telecommunications Services              1999
                                             Group Central Region and Director

Rod K. Cutsinger                        54   Director                                                   2000

Fentress Bracewell                      76   Director                                                   1998

E. Clarke Garnett                       37   Director                                                   1999

Reginald J. Hollinger<F2><F3><F4>       34   Director                                                   2000

David M. Mitchell                       49   Director                                                   1998

G. Edward Powell                        61   Director                                                   1998

VOTING ARRANGEMENTS

      In the acquisition agreement relating to the investment in KINNET, Liberty (the former owner of 100%, and the present owner of the remaining
51%, of the stock of KINNET) agreed, until the tenth anniversary date of the consummation of the Offering, to be present in person or by proxy at all meetings of stockholders of ACG for quorum purposes. Additionally, Liberty has agreed, among other things, not to initiate or solicit stockholders to become participants in any proxy solicitation or induce or attempt to induce others to initiate a tender offer, exchange offer or other change in control of ACG. ACG's Board has also agreed, subject to its fiduciary obligations, to nominate as a director an individual designated by Liberty that is reasonably qualified to serve on the board of directors of a publicly held corporation. This obligation expires on the first to occur of the tenth anniversary of the closing of the consummation of the Offering or the reduction of Liberty's ownership of Common Stock below 100,000 shares. Mr. Rod K. Cutsinger has agreed to vote his shares of Common Stock in favor of Liberty's designee nominated by the Board. Mr. Garnett has been designated by Liberty as its initial director nominee.

      In the acquisition agreement relating to Valu-Line, ACG's Board, subject to its fiduciary obligations, agreed to place David M. Mitchell on its Board and renominate Mr. Mitchell as a director from time to time as long as he owns at lest 100,000 shares of Common Stock at the time of such renomination.

      Richard P. Anthony joined ACG in November 1997 and was elected Chairman of the Board, President and Chief Executive Officer of ACG in December 1997. Since 1993, Mr. Anthony had been employed by Brooks Fiber Properties, Inc. ("Brooks Fiber"), a CLEC and a competitive access provider which has recently entered into a merger agreement to be acquired by WorldCom. Mr. Anthony joined Brooks Fiber as its seventh employee, and most recently served as Regional President of one of the two regions of Brooks Fiber. In that capacity he had responsibility for directing sales, construction and operations in 25 cities, including Oklahoma City, Tulsa, Houston, Austin, Dallas, San Antonio, Kansas City and Minneapolis. Mr. Anthony also chaired the Brooks Fiber Service Delivery Committee which was concerned with defining the business practices and recommending changes to the operational support systems supporting order processing, billing, provisioning, as well as network monitoring and asset administration. Earlier, from March 1993 until August 1996, Mr. Anthony was Brooks Fiber's Senior Vice President of Marketing and Strategy. From 1991 until 1993, Mr. Anthony was Senior Vice President of Strategy, Marketing and Network of Intermedia Communications of Florida, Inc. ("ICI"), a competitive access provider that completed its initial public offering in 1992. From 1989 through 1990, Mr. Anthony was Director, Data Communications, of Telcom USA, a large long distance company. From 1987, when ICI began operation, to 1989, Mr. Anthony was Vice President of Strategy, Marketing and Sales of ICI. Mr. Anthony had spent a number of years in the telecommunications industry prior to that time.

      James F. Cragg was elected Executive Vice President, Sales and Marketing and Director in December 1997. Since January 1997 Mr. Cragg had been employed by Brooks Fiber. Mr. Cragg most recently served as Acting Regional President, Eastern Region, and also as General Manager and Regional Vice President, Mid-America Region. In these capacities, he had responsibilities for directing sales, construction and operations in Kansas, Minnesota, Missouri and Tennessee. From 1995 to 1996, Mr. Cragg was Senior Vice President, Business Markets for Snyder Communications Inc., an integrated marketing company. In this capacity, Mr. Cragg was responsible for managing a large outsourced sales channel (staffed by 650 sales representatives speaking 22 foreign languages) representing MCI Business to Business Sales as an agent to MCI. From 1994 to 1995, Mr. Cragg was a Director of Sales and Marketing for Ernst
& Young. From 1983 to 1994, Mr. Cragg held various responsibilities at MCI. His last position at MCI was Director of Sales and Service, Mid-America Region.

      William H. Zimmer III was elected Executive Vice President, Chief Financial Officer, Treasurer Secretary and a Director of ACG in December 1997. Since 1991 Mr. Zimmer had been employed as Treasurer and Secretary of Cincinnati Bell Inc., ("CBI"), the holding company of an incumbent local exchange carrier. For more than nine years prior to that time, he served in a variety of finance positions with CBI. As Secretary and Treasurer of CBI, Mr. Zimmer was primarily responsible for that company's corporate financings, risk management, trust asset management, cash management, corporate investments and rating agency and exchange relationships. Mr. Zimmer has agreed to facilitate an orderly transition of his duties at CBI by consulting at mutually convenient times with officials of CBI through the first quarter of 1998.

      Richard O'Neal is President--Directory Services Group and a Director of ACG. He founded Great Western in 1984 and has served as its President since that time. Mr. O'Neal also has served as an officer and director of several publishing organizations such as the Yellow Page Publishers Association and the Association of Directory Publishers, two of the largest organizations in that industry.

      Fred L. Thurman is President--Telecommunications Services Group and a Director of ACG. He has been President of FirsTel since April 1994. Prior to that time he served as a consultant to FirstTel for six months. Between 1984 and 1989, Mr. Thurman provided accounting, tax and management advisory services as a certified public accountant to Dial-Net, Inc., a long distance telephone company, which was acquired by LDDS, Inc. in 1993. Since 1979 Mr. Thurman has also been a partner in Thurman, Comes, Foley & Co. LLC, a public accounting firm in Sioux Falls, South Dakota, but in the last several years has not been active in the practice.

      Todd J. Feist is Vice President--Telecommunications Services Group Central Region and a Director of ACG. He has been President of Feist Long Distance since February 2, 1996. Prior to that time he had been Network Manager for Feist Long Distance since April 1, 1994 and before that date had been Distribution Manager of Feist Publications, Inc. in Lubbock, Texas since 1987.

      Rod K. Cutsinger has been a Director of ACG and its predecessor since the organization of its predecessor in June 1996 and served as Chairman and Chief Executive Officer from June 1996 until Mr. Anthony assumed those positions in December 1997. Mr. Cutsinger, the founder of ACG, developed the Company's initial acquisition strategy and successfully negotiated the definitive acquisition agreements with the Acquired Companies. In early 1983 Mr. Cutsinger founded Advanced Telecommunications Corporation ("ATC") and by the end of that year ATC had acquired six companies and completed an initial public offering. After selling his interest in ATC, in 1986 Mr. Cutsinger founded American Funeral Services, Inc. ("AFS"), a publicly held death care company headquartered in Houston, Texas. In late 1992 AFS was acquired by Service Corporation International. Thereafter, Mr. Cutsinger founded and served as the principal officer of Vadacom, Inc., a switched based long distance company headquartered in Houston, that sold substantially all its assets in 1995. See "Certain Transactions--Additional Background Information". Mr. Cutsinger is also an executive officer, director and equity interest owner of CPFF and Consolidation Partners.

      Fentress Bracewell is primarily engaged in managing his personal investments in Houston. Prior to his retirement in 1991, Mr. Bracewell was a Senior Partner in the law firm of Bracewell & Patterson, L.L.P., having been one of the founders of that firm in 1945. Mr. Bracewell remains a Founding Partner and Special Counsel of Bracewell & Patterson, L.L.P., although he has no continuing equity participation in that firm. He also serves as a director of First Investors Financial Services, Inc., an automobile finance company.

      E. Clarke Garnett has served as President of KINNET, KINI and Liberty, (the owner of 51%, after the Offering and prior owner of 100% of the outstanding capital stock of KINNET), since November 1996. Prior to that time, he had served as an Executive Vice President of these three companies since May 1994 and as Executive Director since September 1992. Between 1990 and 1992, Mr. Garnett was the General Manager, Western Region, of CommNet Cellular, Inc.

      Reginald J. Hollinger is a Managing Director and Group Head of the Telecommunications Investment Banking Group at PaineWebber Incorporated, one of the Representatives of the Underwriters. Mr. Hollinger serves as a member of the Investment Banking Division's Management Committee. Prior to joining PaineWebber in 1997, Mr. Hollinger worked at Morgan Stanley & Co. Incorporated for eight years and was most recently a Principal focusing exclusively on the telecommunications industry. Mr. Hollinger has a wide range of corporate finance and mergers and acquisitions experience in the telecommunications industry.

      David M. Mitchell has been engaged primarily as an investor in the telephone business since 1982 when he founded National Telephone Exchange of Temple, Texas. Mr. Mitchell sold this and two other telephone companies in 1991 to U.S. Long Distance. Mr. Mitchell owned a 50% interest in Valu-Line at the time Valu-Line was acquired by the Company.

      G. Edward Powell served as Executive Vice President, Chief Financial Officer and Director of ACG and its predecessor between July and December 1997, after having acted as a consultant to and a director of ACG's predecessor since September 1996. Mr. Powell joined the accounting firm of Price Waterhouse LLP in 1959 and served as managing partner of that firm's Houston office between 1982 and his retirement in 1994. Since his retirement, Mr. Powell has served as a director of and consultant to five emerging high technology companies in addition to his involvement with the Company.

ITEM 11.    EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

      Directors of ACG who are also employees of the Company receive no directors' fees but are eligible to receive, and have received, grants of stock options under the Company's 1997 Stock Awards Plan. Non-employee directors receive fees of $1,000 for each board meeting in which they participate, are reimbursed for reasonable out-of-pocket travel expenditures incurred and receive options to purchase shares of Common Stock pursuant to the Directors' Plan upon election to the Board.

      In October 1997 ACG adopted the Directors' Plan. The Directors' Plan provides for the grant of stock options to non-employee directors of the Company. The Directors' Plan is administered by the Board of Directors and authorizes the grant of options to purchase up to 300,000 shares of Common Stock for issuance as non-qualified options. Each director of the Company who is not an employee of the Company or any of the Company's subsidiaries (an "Eligible Director"), is granted options to acquire 15,000 shares of Common Stock on the first to occur of the date of consummation of the Offering or the date of such director's first election to the Board. Additional options to acquire 5,000 shares of Common Stock will thereafter be awarded to each Eligible Director on the date of the annual meeting of stockholders at which he or she is reelected to serve an additional three-year term as a Director of the Company. As of the date of the consummation of the Offering, February 18, 1998, each of Messrs. Fentress Bracewell, Rod K. Cutsinger, E. Clarke
Garnett, Reginald J. Hollinger, G. Edward Powell and David M. Mitchell were granted options to purchase 15,000 shares of Common Stock pursuant to the Directors' Plan at the initial public offering price. The option will vest in equal annual installments on the first, second and third anniversaries of the consummation of the Offering.

ITEM 11. EXECUTIVE COMPENSATION

      Neither ACG nor its predecessor has conducted any operations other than related to the Acquisitions and the Offering, and ACG's predecessor did not pay any compensation prior to June 1996. The Company anticipates that during 1997 its most highly compensated executive officer and his annualized base salary will be Mr. Rod K. Cutsinger (who served as Chairman and Chief Executive Officer until Mr. Richard P. Anthony assumed those positions in December 1997) -- $300,000. Mr. Cutsinger is no longer an officer or employee of ACG. In lieu of cash compensation from the Company, Mr. G. Edward Powell (who served as Executive Vice President and Chief Financial Officer of the Company until Mr. William H. Zimmer III assumed the position of Executive Vice President, Chief Financial Officer, Treasurer and Secretary in December
1997) was afforded the opportunity to purchase an aggregate of 100,000 shares of common stock of the Company's predecessor in October 1996 and January 1997 for an aggregate cash consideration of $5,000. In addition to Messrs. Anthony, Cragg and Zimmer, who served in their positions for a brief period in 1997, the only other person to serve as an officer of the Company during 1997 was Brad K. Cutsinger, the son of Rod K. Cutsinger, who is no longer employed by ACG. No executive officer of ACG's predecessor received perquisites in 1997, the value of which exceeded the lesser of $50,000 or 10% of the salary and bonus of such executive.

      The persons expected to be the five most highly compensated executive officers of ACG in 1998 and their expected base salaries are:


                                                                                                    EXPECTED
           NAME                                      TITLE                                         BASE SALARY
Richard P. Anthony                  Chairman of the Board, President and Chief                      $250,000
                                       Executive Officer

James F. Cragg                      Executive Vice President, Sales and Marketing                    175,000


William H. Zimmer III               Executive Vice President, Chief Financial Officer,               185,000
                                       Secretary and Treasurer

Richard O'Neal                      President--Directory Services Group                              300,000

Fred L. Thurman                     President--Telecommunications Services Group                     175,000

EMPLOYMENT AGREEMENTS

      Mr. Richard P. Anthony entered into a six-year employment agreement with the Company providing for his employment as Chairman of the Board, President and Chief Executive Officer of the Company at an annual base salary of $200,000, which increased to $250,000 after February 1, 1998, with a bonus potential equal to 50% of base salary. The agreement provides for a one time $50,000 cash bonus that was paid in December 1997, ten-year options to purchase 150,000 shares of Common Stock at $2.50 per share which vest three months after the date of grant, and ten-year options to purchase 350,000 shares of Common Stock at the initial public offering price which vest in three equal increments on the first three anniversaries of the date of grant. The agreement also provides for the grant of options to purchase up to 75,000 shares of Common Stock each year at the current market price on the date of grant, if certain targets set by the Compensation Committee are met. Mr. Anthony's options vest upon (i) his death or disability, (ii) his resignation following a change of control, or (iii) the termination of his employment other than "with cause," as defined in his employment agreement. In the event Mr. Anthony resigns after a change in ownership or management of the Company which significantly alters his job responsibilities or compensation, he will be entitled to his base salary for a period of two years. Unless either Mr. Anthony so resigns or the Company terminates his employment "with cause," as defined in the employment agreement, Mr. Anthony will be entitled to his base salary for a one year period upon his termination. The employment agreement also provides for a one year post-termination non-competition obligation that is extended to three years upon his voluntary resignation under circumstances that do not involve a change in control.

      Mr. James F. Cragg has entered into a six-year employment agreement with the Company providing for his employment as Executive Vice President, Marketing and Sales at an annual base salary of $175,000 with a bonus potential equal to 100% of base salary. The agreement provides for a one-time $100,000 cash bonus that was paid in December 1997, ten-year options to purchase 150,000 shares of Common Stock at $2.50 per share which vest three months after the date of grant, and ten-year options to purchase 275,000 shares of Common Stock at the initial public offering price which vest in three equal increments on the first three anniversaries of the date of grant. The agreement also provides for the grant of options to purchase up to 50,000 shares of Common Stock each year at the current market price on the date of grant, if certain targets set by the Compensation Committee are met. Mr. Cragg's options vest upon (i) his death or disability, (ii) his resignation following a change of control, or (iii) the termination of his employment other than "with cause," as defined in his employment agreement. In the event Mr. Cragg resigns after a change in ownership or management of the Company which significantly alters his job responsibilities or compensation, he will be entitled to his base salary for a period of two years. Unless either Mr. Cragg so resigns or the Company terminates his employment "with cause," as defined in the employment agreement, Mr. Cragg will be entitled to his base salary for a one year period upon his termination. The employment agreement also provides for a one year post-termination non-competition obligation that is extended to three years upon his voluntary resignation under circumstances that do not involve a change in control.

      Mr. William H. Zimmer III has entered into a six-year employment agreement with the Company providing for his employment as Executive Vice President, Chief Financial Officer, Secretary and Treasurer at an annual base salary of $185,000, with a bonus potential equal to 50% of base salary. The agreement provides for a one time $50,000 cash bonus that was paid in December 1997, ten-year options to purchase 350,000 shares of Common Stock at the initial public offering price which vest in three equal increments on the first three anniversaries of the date of grant. The agreement also provides for the grant of options to purchase up to 50,000 shares of Common Stock each year at the current market price on the date of grant, if certain targets set by the Compensation Committee are met. Mr. Zimmer's options vest upon (i) his death or disability, (ii) his resignation following a change of control, or
(iii) the termination of his employment other than "with cause," as defined in his employment agreement. In the event Mr. Zimmer resigns after a change in ownership or management of the Company which significantly alters his job responsibilities or compensation, he will be entitled to his base salary for a period of two years. Unless either Mr. Zimmer so resigns or the Company terminates his employment "with cause," as defined in the employment agreement, Mr. Zimmer will be entitled to his base salary for a one year period upon his termination. The employment agreement also provides for a one year post-termination non-competition obligation that is extended to three years upon his voluntary resignation under circumstances that do not involve a change in control.

      In addition, Messrs. O'Neal, Feist and Thurman have entered into three, five and five-year employment agreements with the respective Acquired Companies of which they are president that provide for base salaries of $300,000, $110,000 and $175,000, respectively, and a bonus potential ranging from 50% to 63% of base salary. In the event that the Company terminates Mr. O'Neal's employment other than for cause (as defined in his agreement) or in the event that Mr. O'Neal resigns under circumstances that he reasonably believes were contrived by Great Western to force his resignation, or after a change in control of the Company, Mr. O'Neal shall be entitled to continue to receive his base salary until the scheduled expiration date of his employment agreement. Mr. Thurman shall be entitled to receive one year's salary in the event his employer terminates him for a reason other than with cause (as defined in his agreement) and two years' salary in the event that he resigns following a change in control of his employer. Mr. Feist is entitled to receive six months salary in the event his employer terminates him for a reason other than with cause (as defined in his agreement) and one year's salary in the event that he resigns following a change in control of his employer. These agreements contain three-year non-competition covenants. Mr. Feist is also entitled to receive a bonus of $50,000 upon consummation of the Offering.

OPTION GRANTS

      In mid-1997, the Board of Directors of the Company's predecessor granted ten-year options to purchase 350,000 shares and 175,000 shares of its common stock to Messrs. G. Edward Powell and Brad K. Cutsinger, respectively, at an exercise price of $2.50 per share. One-third of these options vested immediately and the balance vested in equal increments on the first and second anniversaries of the date of grant and would have been accelerated in the event of a change in control of the Company. In mid-1977, the Board of the Company's predecessor granted a similar option to Todd J. Feist covering 250,000 shares of its common stock upon his employment by an acquisition subsidiary of the Company. Prior to the consummation of the Offering, Mr. Feist exchanged this option for a substantially identical option to purchase 250,000 shares of Common Stock issued under the Plan. Prior to the consummation of the Offering, Messrs. Powell and Brad Cutsinger also exchanged their options for ten-year, fully vested warrants to purchase a like number of shares of Common Stock at the same exercise price. In late 1997, the Company granted options to purchase an aggregate of 1,275,000 shares of Common Stock to Messrs. Richard P. Anthony, James F. Cragg and William H. Zimmer III as described under "--Employment Agreements." Contemporaneously with the closing of the Offering, the Board intends to grant (i) five year options to purchase 150,000 shares, and 150,000 shares, respectively, to Richard O'Neal and Fred L. Thurman, and (ii) an aggregate of approximately 500,000, shares of Common Stock to the other officers and employees of various Acquired Companies at an exercise equal to the initial public offering price per share. These options will vest in equal increments over three to five year periods from the date of grant.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 27, 1998 by (a) each of the executive officers of the Company, (b) each of the Company's directors, (c) all executive officers and directors of the Company as a group, and (d) each other person (or group or affiliated persons) who is known by the Company to own beneficially 5% or more of the Company's Common Stock.

                                                           SHARES BENEFICIALLY OWNED
                                                           -------------------------
                                                          AFTER OFFERING, AS ADJUSTED
                                                          ---------------------------
NAME<F1>                                               NUMBER <F2>             PERCENT <F2>
--------                                               -----------             ------------
Richard P. Anthony                                       197,255<F3>          1.0%

James F. Cragg                                           197,255<F4>          1.0

William H. Zimmer III                                        ---              --

Richard O'Neal                                           680,000<F5>          3.4

Fred L. Thurman                                          243,746<F6>          1.2

Todd J. Feist                                             71,429              <F*>

Rod K. Cutsinger                                       5,576,458<F7>         28.4

Fentress Bracewell                                         1,890              <F*>

E. Clarke Garnett                                        714,736<F8>          3.6

Reginald J. Hollinger                                        ---              --

David M. Mitchell                                        185,714              1.0

G. Edward Powell                                         238,984<F9>          1.2

CPFF                                                         ---              --

Consolidation Partners                                 5,231,300             26.7

Executive officers and directors as a                  8,107,467<F10>        39.8
group (6 persons and 12 persons,
respectively)


<F*>Percentage of shares beneficially owned is less than 1.0%

<F1>   The address of all executive officers and directors (other than Messrs.
       Cutsinger and Powell) is 390 South Woods Mill Road, Suite 150, St. Louis, Missouri 63005; the address of Messrs. Cutsinger and Powell, CPFF and Consolidation Partners is 3355 West Alabama, Suite 580, Houston, Texas 77098.

<F2>   Beneficial ownership includes shares of Common Stock subject to options, warrants, rights, conversion privileges or similar obligations exercisable within 60 days for purposes of computing the ownership percentage of the person or group holding such options, warrants, rights, privileges or other obligations. Except as noted, each stockholder has sole voting and dispositive power with respect to all shares beneficially owned by such stockholder.

<F3>   Includes 150,000 shares of Common Stock subject to stock options issued by the Company that are immediately exercisable.

<F4>   Includes 150,000 shares of Common Stock subject to stock options issued by the Company that are immediately exercisable.

<F5>   Includes warrants to purchase 280,000 shares of Common Stock at the initial public offering price. A Trustee for Mr. O'Neal's children owns non-transferable, ten-year warrants to purchase 567,059 shares of Common Stock, one-third of which warrants become exercisable on the first, second and third anniversaries of the consummation of the Offering.

<F6>   Includes 13,513 shares of Common Stock issuable upon exercise of a warrant at $14.00 per share and 39,498 shares of Common Stock issuable upon conversion of a 10% convertible note issued by the Company, convertible at $14.00 per share.

<F7>   Includes 5,231,300 shares of Common Stock owned by Consolidation
       Partners, a limited liability company in which Rod K. Cutsinger and his wife beneficially own of record 80% of the interests. The remaining interests are beneficially owned by trusts for the benefit of the Cutsingers' two adult children, including Brad K. Cutsinger, over which Rod K. Cutsinger has sole voting and dispositive power.

<F8>   Includes 714,286 shares of Common Stock owned by Liberty, the owner of
       51% of KINNET, as to which E. Clarke Garnett disclaims any beneficial interest.

<F9>   Includes 132,314 shares of Common Stock which Mr. Powell has the right to acquire upon the exercise of warrants which are fully exercisable and a number of shares of Common Stock not to exceed 61,302 shares which are expected to be distributed to Mr. Powell by CPFF promptly after resolution of the arbitration between CPFF and the former shareholders of Great Western.

<F10>  Includes 765,325 shares of Common Stock which such persons have the right to acquire upon the exercise of options and warrants which are immediately exercisable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE ACQUISITIONS

      Simultaneously with the consummation of the Offering, ACG acquired by merger, stock purchase or asset acquisition a 49% interest in KINNET and all of the issued and outstanding stock (or in four cases, substantially all of the assets) of the Acquired Companies and its predecessor, at which time each Acquired Company and ACG's predecessor became a wholly-owned subsidiary of the Company. The aggregate consideration paid by ACG in the Acquisitions includes approximately $83.8 million in cash, 3,383,589 shares of Common Stock, $17.4 million in promissory notes and 1,393,213 warrants or options to purchase Common Stock. Of the aggregate consideration, $30.8 million, $0.2 million, $3.3 million and $1.4 million in cash, was paid to Messrs. O'Neal, Feist, Mitchell and Thurman, respectively, 400,000, 71,429, 175,714 and 190,735 shares of Common Stock were issued to Messrs. O'Neal, Feist, Mitchell and Thurman, respectively; $8.4 million in subordinated notes were issued to Mr. O'Neal; $552,983 in convertible subordinated notes were issued to Mr. Thurman; and 280,000 and 13,513 five-year non-transferable warrants to purchase Common Stock at the initial public offering price were issued to Mr.
O'Neal and Mr. Thurman, respectively.

      On June 16, 1997, ACG's predecessor issued to the five stockholders of Great Western, as consideration for their execution of a definitive acquisition agreement, three series of non-transferable, ten-year warrants to purchase an aggregate of 756,078 shares of Common Stock at an exercise price of $6.61 per share, subject to adjustment to protect against dilution. The warrants of each series become exercisable upon the first, second and third anniversary dates of the consummation of the Offering. Of these, Mr. O'Neal received warrants to purchase an aggregate of 567,059 shares of Common Stock.

OTHER ORGANIZATIONAL MATTERS

      CPFF was organized in June 1996 with a five-year term for the purpose of financing consolidating transactions identified by Rod K. Cutsinger, including a possible transaction in the telecommunications industry. CPFF has two classes of equity interests: Class A interests and Class B interests. The holders of the Class A interests have no right to vote for the election and management of CPFF, such rights having been vested in the holders of the Class B Interests. CPFF was capitalized in September 1996 upon (i) the sale of an aggregate of $1,520,000 in Class A interests for cash to a limited number of investors, including $50,000 in Class A interests to G. Edward Powell, (ii) the issuance of $350,000 in Class A interests to Rod K.
Cutsinger in exchange for his contribution of certain intangible personal property including business plans, confidentiality agreements, organizational documents and economic projections relating to several consolidating company opportunities, (iii) the issuance of $250,000 in Class A interests to Rod K. Cutsinger in exchange for $5,000 in cash and a promissory note in the principal amount of $245,000, (iv) the issuance of $100,000 in Class A interests to Brad K. Cutsinger in exchange for $5,000 in cash and a promissory note in the principal amount of $95,000 and (v) the sale of 100% of the Class B interests to Consolidation Partners for $22,200 in cash. The promissory notes issued by Messrs. Rod and Brad Cutsinger bear interest at 8% per annum, are payable upon the first to occur of the consummation of the Offering or December 31, 1998 and are secured by a pledge of the acquired interests. At November 30, 1997, the promissory note of Rod Cutsinger had been paid in full and the balance of the promissory note of Brad Cutsinger had declined to $22,500 as a result of the application of salaries from CPFF to which they were otherwise entitled to the reduction of the principal balances of these notes. CPFF used a portion of the proceeds of its initial capitalization to make loans to ACG in the amount of $1.2 million.

      In September 1997, November 1997 and January 1998, CPFF issued an aggregate of $1,880,000 of additional Class A Interests. At the same time, the holders of the Class B Interests contributed an additional $18,990 to the capital of CPFF. In consideration for the agreements of four Class A Interest owners to subscribe and oversubscribe for certain of these Class A
Interests, Rod K. Cutsinger has agreed to transfer to such persons for nominal consideration an aggregate of 230,418 shares of his Common Stock. Additionally, in consideration for the subscription of three other existing Class A Interest owners for an aggregate of $200,000 of Class A Interests, Rod K. Cutsinger transferred to such persons for nominal consideration an aggregate of $44,400 of his Class A Interests. CPFF used the proceeds of the issuance of these additional Class A Interests to increase its loan to ACG to approximately $3.2 million.

      Under the terms of the corporate regulations of CPFF, CPFF is obligated to distribute shares in a consolidating company such as ACG as soon as practicable after the consummation of that company's initial public offering. Shares of Common Stock in ACG will be distributed to the holders of the Class A and Class B Interests on a fifty-fifty basis until the holders of the Class A Interests have received shares of Common Stock of ACG (valued at the initial public offering price) equal to three times their aggregate investment in CPFF, or $12.3 million. Thereafter, the balance of the shares of Common Stock held by ACG will be distributed 25% to the holders of the Class A Interests and 75% to the holders of the Class B Interests. Accordingly, promptly following the resolution of the arbitration involving the principal shareholder of CPFF and Great Western as more particularly described in the next paragraph, it is expected that CPFF will distribute shares of Common Stock to the holders of the Class A Interests (including shares to Messrs. Rod K. Cutsinger and G. Edward Powell) and shares of Common Stock to Consolidation Partners in respect of its Class B Interests. Rod K. Cutsinger and his wife own 80% of the beneficial interests of Consolidation Partners, and the remaining interests are owned by trusts for the benefit of their adult children, including Brad K. Cutsinger. The shares of Common Stock distributed by CPFF will be entitled to certain registration rights and subject to certain lock-up arrangements with the underwriters in the IPO.

      Richard O'Neal, the principal shareholder of Great Western expressed disagreement with the effect of the reverse stock split on certain warrants that had been issued to the stockholders of Great Western at the time of the execution of the initial acquisition agreement between ACG and Great Western (the "Warrants"). CPFF and Mr. O'Neal agreed to engage in good faith negotiations to determine the type and amount of any consideration appropriately payable by CPFF to the holders of the Warrants following the consummation of the Offering. CFPP and Mr. O'Neal agreed that if a negotiated settlement could not be reached within 45 days after the closing of the Offering, the matter would be referred to binding arbitration and the cost of such arbitration would be borne by CPFF. CPFF agrees not to effect any distribution of ACG common stock to its interest owners prior to the resolution of these matters. The resolution of this matter is solely between CPFF and the principal shareholder of Great Western. ACG shall have no liability with respect to the resolution of this matter and no additional ACG common shares or equivalents will be issued in connection herewith. In no event shall any assets of ACG be used to satisfy any negotiated settlement or arbitration award. The Company understands that this matter has been referred to arbitration.

INITIAL CAPITALIZATION

      In connection with its initial capitalization on September 17,1996, ACG's predecessor issued and sold an aggregate of 8,227,736 (net of subsequent repurchases) shares of its common stock, of which 7,560,780 shares, 378,039 shares, 47,255 shares, 94,510 shares, 7,561 shares and 1,890 shares were acquired by CPFF, Rod K. Cutsinger, Brad K. Cutsinger, Frank Bango (a former director of ACG), G. Edward Powell and Fentress Bracewell for $1,000, $10,000, $1,250, $2,500. $200 and $50, respectively. At the same time
CPFF agreed to loan the Company $1.2 million (increased to $3.2 million through January 12, 1998) pursuant to an 8% promissory note payable upon the earlier of the effectuation of an initial public offering by ACG or December 31, 1998. This promissory note, together with accrued interest thereon, was repaid from the net proceeds of the Offering.

      Between October 14, 1996 and January 3, 1997, ACG's predecessor issued and sold 39,694 shares of common stock at $0.05 per share, of which 37,804 shares were sold to G. Edward Powell for an aggregate of $5,000. During the same period, ACG's predecessor agreed to issue to eight persons for services rendered five year warrants to purchase an aggregate of 16,256 shares of Common Stock at the initial public offering price per share, subject to adjustments to protect against dilution. Additionally, on May 2, 1997 ACG's predecessor issued a ten-year non-transferrable warrant to purchase 7,560 shares of its common stock at $2.65 per share, subject to adjustment to protect against dilution, to a consultant in consideration for services rendered to the Company. In July 1997, the Company agreed to issue a similar warrant to purchase 7,560 shares of Common Stock at $6.61 to another consultant. Pursuant to agreements entered into in May and July 1997, the Company has agreed to issue an aggregate of 4,540 shares of Common Stock, valued at $6.61 per share, to two consultants in lieu of compensation. With respect to certain other option and warrant grants, see Item 11, "Executive Compensation--Option Grants." In December 1997 Rod K. Cutsinger privately placed an aggregate of 70,882 shares of his Common Stock with Richard P. Anthony and another investor at a price of $5.29 per share and agreed to privately place an additional 47,256 shares of Common Stock with James F. Cragg at the same price.

VOTING ARRANGEMENTS

      In the acquisition agreement relating to the investment in KINNET, Liberty (the former owner of 100%, and the present owner of the remaining 51%, of the stock of KINNET) agreed, until the tenth anniversary date of the consummation of the Offering, to be present in person or by proxy at all meetings of stockholders of ACG for quorum purposes. Additionally, Liberty has agreed, among other things, not to initiate or solicit stockholders to become participants in any proxy solicitation or induce or attempt to induce others to initiate a tender offer, exchange offer or other change in control of ACG. ACG's Board has also agreed, subject to its fiduciary obligations, to nominate as a director an individual designated by Liberty that is reasonably qualified to serve on the board of directors of a publicly held corporation. This obligation expires on the first to occur of the tenth anniversary of the closing of the consummation of the IPO or the reduction of Liberty's ownership of Common Stock below 100,000 shares. Mr. Rod K. Cutsinger has agreed to vote his shares of Common Stock in favor of Liberty's designee nominated by the Board. Mr. Garnett has been designated by Liberty as its initial director nominee.

      In the acquisition agreement relating to Valu-Line, ACG's Board, subject to its fiduciary obligations, agreed to place David M. Mitchell on its Board and renominate Mr. Mitchell as a director from time to time as long as he owns at least 100,000 shares of Common Stock at the time of such renomination.

Other Transactions
------------------

      Richard O'Neal is an officer, director and owner of 50% of the outstanding voting securities of Big Stuff, Inc. ("BSI"), a corporation that markets Internet home page development services to business customers and provides high quality yellow page colorizing services to Great Western and other yellow page publishers. During the two fiscal years ended January 31, 1995 and 1996 and the year ended December 31, 1996, Great Western paid BSI approximately $94,000, $578,000 and

$1.1 million, respectively, for yellow page colorizing services. Great Western and BSI have entered into a Sales Agreement pursuant to which BSI expects to continue to render the foregoing services to Great Western after the Offering upon terms and conditions that the Company considers reasonable under the circumstances. BSI has also agreed to give Great Western the exclusive right to market World Pages in its service areas.

      KINI renders management services to KINNET pursuant to an evergreen Management Agreement dated January 1, 1997 ("Management Agreement") which is terminable at any time upon six months advance notice of termination. Under the Management Agreement, KINI receives a monthly payment equal to 100% of employee, equipment and other direct costs associated with its management of KINNET for the period plus 15% of such amount. During the three years in the period ended December 31, 1996, KINNET paid KINI, L.C. approximately $1.6 million, $1.9 million and $2.4 million, respectively, pursuant to the Management Agreement. ACG does not own any outstanding voting securities of KINI, L.C. KINI, LC. also renders management services to Liberty under a similar arrangement. E. Clarke Garnett is the President of KINI, KINNET and Liberty.

      Pursuant to a network services agreement, Feist Long Distance transports traffic on K1NNET's network. During the three years in the period ended December 31, 1996, Feist Long Distance paid KINNET approximately $46,300, $120,000 and $136.300, respectively, for such services. The Company expects that Feist Long Distance's payments to KINNET will increase because Feist Long Distance intends to transfer additional traffic to the KINNET network. The Company also intends when practicable and economic to transport the long distance traffic of its other telecommunications subsidiaries over the KINNET network.

ADDITIONAL BACKGROUND INFORMATION

      In mid-1992, Rod K. Cutsinger formed Vadacom, Inc. ("Vadacom") as a switch-based long distance telephone company headquartered in Houston, Texas. In early 1995, Vadacom transferred its switch, computer and related billing software and customer base to Nationwide Long Distance, Inc. ("Nationwide"), a switchless long distance reseller with a substantial customer base, in exchange for cash, a subordinated promissory note and an opportunity to convert the note into a substantial equity position in Nationwide, with the expectation that an affiliate of Nationwide would promptly conclude an initial public offering. Although Mr. Cutsinger served as an officer and director of this affiliate for a brief period of time, he never served as an officer or director of Nationwide. The affiliate's anticipated public offering did not occur and the terms of the asset sale were restructured.

      In late 1995 Nationwide and its three stockholders (collectively the "Plaintiffs") filed suit against Vadacom and Mr. Cutsinger (collectively, the "Defendants"), alleging, that the Defendants committed fraud in connection with the sale of Vadacom's assets to Nationwide and the anticipated initial public offering and that Vadacom breached its representations and warranties in its agreements with Nationwide (Nationwide Long Distance, Inc., Kim
Wilhelm, Ellen Wilhelm and Chester M. Ranger v. Vadacom, Inc. and Rod K. Cutsinger, No. 95-051059, Dist. Ct. of Harris County, 215th Judicial District of Texas). The Plaintiffs seek in excess of $10 million in actual damages, punitive damages in an unspecified amount, and injunctive relief. The Defendants believe that the claims against them are without merit. The Defendants have filed counterclaims alleging that the Plaintiffs willfully violated the rules and regulations of the FCC by illegally switching customers' long distance service without their authorization, that the Plaintiffs breached their fiduciary duties to Defendants, and that the Plaintiffs defrauded Defendants in materially diminishing the value of the assets sold to Nationwide by Vadacom and frustrating the consummation of a public offering that potentially could have been substantially remunerative to Vadacom's shareholders. The Defendants have asked the court to impose a constructive trust over the shares of Nationwide stock owned by its three shareholders. All activity in the case has now been stayed by reason of Nationwide's Chapter 11 bankruptcy proceedings initiated in 1997. Mr. Cutsinger's efforts to settle the case earlier this year were not successful. On February 10, 1998, Nationwide filed a motion for expedited consideration of Nationwide's application to substitute counsel in order to facilitate the pursuit of claims against Mr. Cutsinger essentially similar to those asserted in the Lyle Cox litigation described below.

      In addition, as a result of Mr. Cutsinger's substantial ownership position in Vadacom and Nationwide's operation of Vadacom's assets following the acquisition, both Mr. Cutsinger and Vadacom have been sued or threatened with suit for breach of contract claims by long distance carriers, customers and others, for failure to pay outstanding commercial accounts, ad valorem taxes and promissory notes and for other causes of action. Some of these claims relate directly to the operation of Vadacom's assets following their acquisition by Nationwide. Mr. Cutsinger believes that the claims against him personally are without merit, and he intends to contest them vigorously. While in the past Mr. Cutsinger has expended substantial sums of his own money financing Vadacom's defense of these claims, he reserves the right to cease doing so. In such event, Vadacom may seek protection from such litigants and its creditors under applicable bankruptcy law.

      In early January 1998, legal counsel for the assignee of a defaulted promissory note issued by Vadacom in the original principal amount of approximately $80,000 which is the subject of a pending lawsuit (Lyle Cox v. Vadacom Inc. No. 97-25464, Dist. Ct. of Harris County, 152nd Judicial District of Texas) wrote Mr. Cutsinger's legal counsel a letter and alleged that Mr. Cutsinger "has transferred assets that constitute fraudulent transfers with respect to the creditors of Vadacom, Inc. These transfers have been to companies owned by Mr. Cutsinger and his family. One of these companies is [ACG]". Counsel for the plaintiff states that his client intends to either (i) place Vadacom in involuntary bankruptcy, (ii) sue Mr. Cutsinger, his family, ACG and Consolidation Partners, or (iii) seek a temporary injunction. Mr. Cutsinger categorically denies that any Vadacom assets were fraudulently transferred and believes that the foregoing allegations are wholly without merit.

      At the request of the representatives of the underwriters in the recently completed IPO and in consideration of the Company's payment of $1.75 million from the proceeds of the Offering, Mr. Cutsinger entered into a five-year non-competition agreement with the Company. Under this agreement, Mr. Cutsinger will agree not to engage in any business activity conducted by the Company as of the date of the Prospectus for the IPO in those portions of the Region in which the Company operates at that date.

COMPANY POLICY

      Except as noted herein, any future transactions with directors, officers, employees or affiliates of the Company are anticipated to be minimal and will, in any case, be approved in advance by a majority of the Board of Directors, including a majority of disinterested members of the Board of Directors.

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

(c)         EXHIBITS

            See the Exhibit Index attached hereto. Unless otherwise indicated below, each exhibit listed is incorporated by reference to the like-numbered exhibit to the Company's Registration Statement on Form S-1 (Registration No. 333-37671).


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this first amendment on Form 10-K/A to its Report on Form 10-K for the fiscal year ended December 31, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          ADVANCED COMMUNICATIONS GROUP, INC.



                                          By:   /s/ RICHARD P. ANTHONY
                                              ------------------------------
                                                Richard P. Anthony
                                                Chairman of the Board
                                                President and Chief
                                                Executive Officer

Dated:  April 30, 1998

EXHIBIT
NUMBER                                        DESCRIPTIONS
-------                                       ------------
  2.1       Restated Stock Purchase Agreement dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., Great
            Western Directories, Inc. and the stockholders of Great Western Directories, Inc.

  2.1A      Amendment No. 1 dated as of January 8, 1998 to the Restated Stock Purchase
            Agreement filed as Exhibit 2.1.

  2.2       Agreement and Plan of Exchange dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., ACG
            Acquisition Corp., Valu-Line of Longview, Inc. and the shareholders of Valu-Line of Longview, Inc.

  2.2A      Amendment No. 1 dated as of January 8, 1998 to the Agreement and Plan of
            Exchange filed as Exhibit 2.2.

  2.2B      Form of Second Amendment dated as of February 11, 1998 to the Agreement and
            Plan and Exchanged filed as Exhibit 2.2, including a Form of Escrow Agreement attached thereto as Annex III.

  2.3       Agreement and Plan of Exchange dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., 1+USA
            Acquisition Corp., Feist Long Distance Service, Inc. and the stockholders of Feist
            Long Distance Service, Inc.

  2.3A      Amendment No. 1 dated as of January 10, 1998 to the Agreement and Plan of
            Exchange filed as Exhibit 2.3.

  2.4       Agreement and Plan of Exchange dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., FirsTel, Inc., the stockholders of FirsTel,
            Inc. and others.

  2.4A      Amendment No. 1 dated as of December 15, 1997 to the Agreement and Plan of
            Exchange filed as Exhibit 2.4.

  2.4B      Amendment No. 2 dated as of January 8, 1998 to the Agreement and Plan of
            Exchange filed as Exhibit 2.4.

  2.5       Agreement and Plan of Exchange dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., ACG
            Acquisition II Corp., Tele-Systems, Inc. and the stockholders of Tele-Systems, Inc.

  2.5A      Amendment No. 1 dated as of January 8, 1998 to the Agreement and Plan of
            Exchange filed as Exhibit 2.5.

  2.6       Restated Asset Purchase Agreement dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., Long
            Distance Management II, Inc. and Robert Alexander.

  2.6A      Amendment No. 1 dated as of January 8, 1998 to the Restated Asset Purchase
            Agreement filed as Exhibit 2.6.

  2.7       Restated Asset Purchase Agreement dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., Long
            Distance Management of Kansas, Inc., Robert Alexander and others.

  2.7A      Amendment No. 1 dated as of January 8, 1998 to the Restated Asset Purchase
            Agreement filed as Exhibit 2.7.


EXHIBIT
NUMBER                                        DESCRIPTIONS
-------                                       ------------

  2.8       Restated Asset Purchase Agreement dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp.,
            Switchboard of Oklahoma City, Inc. and others.

  2.8A      First Amendment dated as of October 6, 1997 to the Restated Asset Purchase
            Agreement filed as Exhibit 2.8.

  2.8B      Second Amendment dated as of January 8, 1998 to the Restated Asset Purchase
            Agreement filed as Exhibit 2.8.

  2.9       Restated Asset Purchase Agreement dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., ACG
            Acquisition II Corp. and Daniel W. and Cheryl A. Peters.

  2.9A      Amendment No. 1 dated as of January 8, 1998 to the Restated Asset Purchase
            Agreement filed as Exhibit 2.9.

  2.10      Agreement and Plan of Exchange dated as of October 6, 1997, by and among
            Advanced Communications Group, Inc., Advanced Communications Corp., KIN
            Network, Inc. and Liberty Cellular, Inc.

  2.10A     Amendment No. 1 dated as of January 8, 1998 to the Agreement and Plan of
            Exchange filed as Exhibit 2.10.

  2.11      Agreement of Merger dated as of October 9, 1997 among Advanced
            Communications Group, Inc., Advanced Communications Corp. and Advanced
            Communications Acquisition, Inc.

  2.11A     Amendment No. 1 dated as of January 8, 1998 to the Agreement of Merger filed as
            Exhibit 2.11.

  3.1       Restated Certificate of Incorporation of ACG.

  3.1A      Form of Amendment to Restated Certificate of Incorporation of ACG.

  3.2       Restated Bylaws of ACG.

  3.3       Form of Certificate of Designation of Series A Redeemable Convertible Preferred
            Stock (see Annex A to Exhibit 10.46).



EXHIBIT
NUMBER                                        DESCRIPTIONS
-------                                       ------------

<F*>10.1    ACG 1997 Stock Awards Plan.

<F*>10.1A   Form of Non-Qualified Stock Option Agreement.

<F*>10.2    Non-Qualified Stock Option Plan for Non-Employee Directors.

<F*>10.3    Employment Agreement between ACG and Richard P. Anthony.

<F*>10.4    Form of Employment Agreement between Great Western Directories, Inc. and
            Richard O'Neal (see Annex V to Exhibit 2.1).

<F*>10.5    Form of Employment Agreement between Feist Long Distance Service, Inc. and
            Todd Feist (see Annex VII to Exhibit 2.3A).

<F*>10.6    Form of Employment Agreement between Fred L. Thurman and FirsTel, Inc. (see
            Annex V to Exhibit 2.4).

 10.7       Form of Indemnification Agreement entered into between ACG and each of its executive officers and directors.

 10.9       Form of Series A Warrant issued to shareholders of Great Western Directories, Inc.

 10.10      Form of Series B Warrant issued to shareholders of Great Western Directories, Inc.

 10.12      Form of Series D Warrant issued to shareholders of Great Western Directories, Inc.
            (see Annex IV to Exhibit 2.1).

 10.13      Form of 5% Subordinated Note issued to shareholders of Great Western
            Directories, Inc. (see Annex III to Exhibit 2.1).

 10.14      Form of 10% Convertible Subordinated Note issued to shareholders of FirsTel, Inc.
            (see Annex III to Exhibit 2.4).

 10.15      Management Agreement dated January 1, 1997 between KINI, L.C. and KIN
            Network, Inc.

 10.16      Sales Agreement Terms and Conditions dated July 16, 1997 between Big Stuff, Inc.
            and Great Western Directories, Inc.

 10.16A     Supplemental Letter dated December 22, 1997 from Big Stuff, Inc. to Great
            Western Directories, Inc. regarding exclusively marketing rights to World Pages in certain areas.

<F*>10.17   Employment Agreement between ACG and Williams H. Zimmer III.

<F*>10.18   Employment Agreement between ACG and James F. Cragg.

 10.19      Form of Series E Warrant issued to certain shareholders of Tele-Systems, Inc.

 10.20      Form of Series F Warrant issued to certain shareholders of Tele-Systems, Inc.

 10.21      Form of Series G Warrant issued to certain shareholders of Tele-Systems, Inc. (see
            Annex IV to Exhibit 2.4).

 10.22      Form of Series H Warrant issued to Daniel W. And Cheryl A. Peters (see Annex IV to Exhibit 2.9).

 10.23      Form of Series I Warrant issued to Daniel W. And Cheryl A. Peters (see Annex V to Exhibit 2.9).

 10.24      Warrant issued to Joseph C. Cook.

 10.25      Form of Series K Warrant issued to certain consultants.

 10.26      Form of Series L Warrant issued to G. Edward Powell and Brad K. Cutsinger.

 10.27      Resale Agreement between Southwestern Bell Telephone Company and Feist Long
            Distance dated June 4, 1997 (Oklahoma).

 10.28      Resale Agreement between Southwestern Bell Telephone Company and Feist Long
            Distance dated April 4, 1997 (Kansas).



EXHIBIT
NUMBER                                        DESCRIPTIONS
-------                                       ------------

 10.29      Agreement for Service Resale dated as of June 6, 1997 between FirsTel, Inc. and
            U S West Communications, Inc. (South Dakota).

 10.30      Agreement for Service Resale dated as of March 19, 1997 between FirsTel, Inc. and
            U S West Communications, Inc. (Wyoming).

 10.31      Agreement for Service Resale dated as of October 14, 1997 between FirsTel, Inc.
            and U S West Communications, Inc. (Iowa).

 10.32      Agreement for Service Resale dated as of March 19, 1997 between FirsTel, Inc. and
            U S West Communications, Inc. as amended by a First Amendment to Agreement for Service Resale, dated July , 1997 between FirsTel, Inc. and U S West
            Communications, Inc. (North Dakota).

 10.33      Agreement for Service Resale dated as of March 19, 1997 between FirsTel, Inc. and
            U S West Communications, Inc. as amended by a Second Amendment to
            Agreement for Service Resale, dated November 6, 1997 between FirsTel, Inc. and
            U S West Communications, Inc. (Nebraska).

 10.34      Agreement for Service Resale dated as of August 12, 1997 between FirsTel, Inc.
            and U S West Communications, Inc. (Minnesota).

 10.35      Resale Agreement dated as of April 30, 1997, between Southwestern Bell
            Telephone Company and Valu-Line of Longview, Inc. (Texas).

 10.36      Resale Agreement dated as of September 12, 1997, between GTE Southwest
            Incorporated and Valu-Line Long Distance (Texas).

 10.37      Master Resale Agreement dated as of May 9, 1997, among Valu-Line Long
            Distance and United Telephone Company of Texas, Inc. dba Sprint and Central
            Telephone Company of Texas dba Sprint and Southwest Incorporated and
            Valu-Line Long Distance (Texas).

 10.38      Form of Office Expense Agreement by and between Feist Publications, Inc., Feist
            Systems, Inc. and Feist Long Distance Service, Inc.

 10.39      Form of Advertisement Agreement by and between Feist Publications, Inc. and
            Feist Long Distance Service, Inc. (see Annex IV to Exhibit 2.3).

 10.40      Form of InterNet Reseller Agreement by and between Feist Systems, Inc. and Feist
            Long Distance Service, Inc.

 10.41      Form of Standstill Agreement dated as of February     , 1998 between ACG and
            Rod K. Cutsinger.

 10.42      Form of Non-Competition Agreement dated as of February     , 1998 between ACG
            and Rod K. Cutsinger.

 10.43      Asset Purchase Agreement made and entered into as of September 3, 1997 by and between RAFT, L.L.C., PAM Oil, Inc., Scott D. Scofield, William Pederson and
            FirsTel, Inc.

 10.44      Amendment to the Asset Purchase Agreement filed as Exhibit 10.43.

 10.45      Form of Stockholders' Agreement among KIN Network, Inc. and its Stockholders.

 10.46      Letter Agreement dated January 15, 1998 among Advanced Communications
            Group, Inc., Northwestern Public Service Company and Northwestern Growth
            Corporation.


EXHIBIT
NUMBER                                        DESCRIPTIONS
-------                                       ------------

 10.47      Form of Series M Warrant issued to William McCaughey.

 10.48      Form of Stock Option and Put Agreement issued to Mark Beall.

 21.1       List of subsidiaries of ACG.

 27.1 Financial Data Schedule incorporated by reference as Exhibit 27.1 of the Company's Annual Report on Form 10-K for the year ended
            December 31, 1997 and filed with the Securities and Exchange
            Commission on March 31, 1998.

 99.1       Amendment No. 3 to Registration Statement on Form S-1 of ACG (Registration
            No. 333-37671), in the form declared effective, without exhibits incorporated by reference in Exhibit 99 of the Company's Annual Report on Form 10-K for
            the year ended December 31, 1997 and filed with the Securities and Exchange
            Commission on March 31, 1998.

<F*>  Compensatory plan or management arrangement.
