Form 10-Q
period 1998-03-31
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1998-05-15
CIK 1047643

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------ to -------------

Commission File Number 001-13875

                   ADVANCED COMMUNICATIONS GROUP, INC.
         (Exact name of registrant as specified in its charter)

           Delaware                                          76-0549396
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

     390 S. Woods Mill Rd, Suite 150                           63017
          St. Louis, Missouri                                (Zip Code)
(Address of principal executive offices)


                             (314) 205-8668
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----
As of May 10, 1998, the registrant had 19.6 million shares of common stock, $.00001 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                         Advanced Communications Group, Inc. and Subsidiaries
                         ----------------------------------------------------
                                 Consolidated Statements of Operations
                                 -------------------------------------
                                              (Unaudited)
                                                              Pro Forma Three                          Actual Three
                                                              Months Ended<F1>                        Months Ended<F2>
                                                       -------------------------------           ----------------------------
                                                       March 31,             March 31,           March 31,          March 31,
(In thousands, except per share data)                    1998                  1997                1998               1997
                                                       ---------             ---------           ---------           --------
Revenues:
   Telecommunications                                   $13,766               $11,054             $ 6,551                --
   Directory                                             18,429                16,474               9,183                --
                                                        -------               -------             -------             -----
       Total revenue                                     32,195                27,528              15,734                --
Operating costs:
   Cost of services                                      16,951                14,054               7,647                --
   Selling, general and administrative expenses          10,304                 8,795               5,963               270
   Depreciation and amortization                          2,344                 2,293               1,202                --
   Stock-based compensation                               1,760                    --               1,760                --
                                                        -------               -------             -------             -----
       Income (loss) from operations                        836                 2,386                (838)             (270)
Other income (expense):
   Interest expense                                        (392)                 (352)               (282)               --
   Equity in earnings (loss) of KINNET                     (154)                 (253)                (68)               --
   Other                                                     58                    45                  30                --
                                                        -------               -------             -------             -----
Income (loss) before income taxes                           348                 1,826              (1,158)             (270)
Income tax expense                                          948                 1,565                 (34)               --
                                                        -------               -------             -------             -----

   Net income (loss)                                    $  (600)              $   261             $(1,124)            $(270)
                                                        =======               =======             =======             =====

Basic and diluted earnings (loss) per share             $  (.03)              $   .01             $  (.07)            $(.03)
                                                        =======               =======             =======             =====

<F1> The Company completed its initial public offering on February 18, 1998, concurrently with the acquisition of 9 operating companies and a 49% interest in another company. The pro forma results were prepared giving effect to the offering and the acquisitions as if they had occurred on January 1, 1997.

<F2> Actual results include the operations of the parent Company for the three-month period and the results of the acquired companies for the period February 18, 1998 to March 31, 1998.

See accompanying notes to consolidated financial statements.


                    Advanced Communications Group, Inc. and Subsidiaries
                    ----------------------------------------------------
                                 Consolidated Balance Sheets
                                 ---------------------------

(In thousands, except share data)                              (Unaudited)
                                                                March 31,                Dec. 31,
Assets                                                            1998                     1997
------                                                         -----------               --------
Current assets:
   Cash and cash equivalents                                    $ 11,472                 $    --
   Accounts receivable, net                                       23,509                      --
   Deferred costs                                                  2,638                      --
   Prepaid expenses and other current assets                         987                      --
                                                                --------                 -------
     Total current assets                                         38,606                      --
                                                                --------                 -------

Property, plant and equipment, net                                 4,099                       6
Intangible assets, net                                           110,674                      --
Equity investment in KINNET                                       17,887                      --
Other noncurrent assets                                              789                   2,689
                                                                --------                 -------
     Total other assets                                          133,449                   2,695
                                                                --------                 -------

                                                                $172,055                 $ 2,695
                                                                ========                 =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                     $ 14,308                 $ 2,098
   Current maturities of long-term debt
    (related party)                                                1,378                   3,141
   Other current liabilities                                       2,401                      --
                                                                --------                 -------
     Total current liabilities                                    18,087                   5,239
Long-term obligations:
   Long-term debt (related party)                                 17,233                      --
   Other noncurrent liabilities                                      220                      --
                                                                --------                 -------
     Total liabilities                                            35,540                   5,239
                                                                --------                 -------
Stockholders' equity:
   Preferred Stock, Series A Redeemable Convertible                1,122                      --
   Common stock, $.0001 par value:  180,000,000 authorized;
     19,624,920 and 11,624,920 shares issued, respectively             2                      --
   Additional paid-in capital                                    140,374                   1,315
   Retained earnings (accumulated deficit)                        (4,983)                 (3,859)
                                                                --------                 -------
     Total stockholders' equity                                  136,515                  (2,544)
                                                                --------                 -------

                                                                $172,055                 $ 2,695
                                                                ========                 =======

See accompanying notes to consolidated financial statements.

                 Advanced Communications Group, Inc. and Subsidiaries
                 ----------------------------------------------------
                         Consolidated Statements of Cash Flows
                         -------------------------------------
                                      (Unaudited)
                                                                    Three Months Ended
                                                                         March 31,
                                                                --------------------------
(In thousands)                                                    1998               1997
                                                                --------             -----
Cash flows from operating activities:
   Net income (loss)                                            $  (1,124)           $(270)

   Adjustments to reconcile net earnings to net cash:

        Depreciation and amortization                              1,202                --
        Stock-based compensation expense                           1,760                --
        Equity in loss of KINNET                                      68                --
        Change in assets and liabilities:
           Decrease (increase) in:
             Accounts receivable, net                             (4,078)               --
             Deferred costs                                        1,988                --
             Prepaid expenses and other current assets               455                --
             Other assets, net                                      (239)               --
           Increase (decrease) in:
             Accounts payable and accrued liabilities             (1,270)               --
                                                                --------             -----
           Net cash used in operating activities                  (1,238)             (270)
                                                                --------             -----
Cash flows from investing activities:
     Cost of businesses acquired, net of $828 cash acquired      (83,277)               --
     Additions to property, plant and equipment, net                (276)               --
                                                                --------             -----
           Net cash used in investing activities                 (83,553)               --
                                                                --------             -----
Cash flows from financing activities:
     Borrowings (repayment) of long-term debt, net                (3,637)              270
     Proceeds from common stock offering, net of
       offering costs                                             99,900                --
                                                                --------             -----
           Net cash provided by financing activities              96,263               270
                                                                --------             -----
Net decrease in cash and cash equivalents                         11,472                --
Cash and cash equivalents-beginning of period                         --                --
                                                                --------             -----
Cash and cash equivalents-end of period                         $ 11,472             $  --
                                                                ========             =====

See accompanying notes to consolidated financial statements.

          Advanced Communications Group, Inc. and Subsidiaries
          ----------------------------------------------------
               Notes to Consolidated Financial Statements
               ------------------------------------------
               Three Months Ended March 31, 1998 and 1997
               ------------------------------------------
                             (Unaudited)


1.  INTERIM RESULTS

      The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission.

2.  BASIS OF PRESENTATION

       Advanced Communications Group, Inc. ("ACG" or "Company"), a Delaware corporation, was founded to create a regional competitive local exchange carrier that primarily provides a portfolio of telecommunications services primarily to business customers in selected service areas of Southwestern Bell and U S WEST and publishes yellow page directories in selected markets.

      ACG completed its initial public offering ("IPO") of its common stock, par value $.0001 per share ("Common Stock") on February 18, 1998. Cash proceeds from the offering, net of offering costs, were $99.9 million. Of this amount $84.1 million was used to pay the cash portion of the acquired companies, $3.6 million was used to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder for a five-year non-compete agreement. In connection with the IPO, the Company simultaneously acquired all of the outstanding capital stock of Great Western Directories, Inc. ("Great Western"), Valu-Line of Longview, Inc. ("Valu-Line"), Feist Long Distance Service, Inc. ("Feist"), FirsTel, Inc. ("FirsTel") and Tele-Systems, Inc. ("Tele-Systems"), substantially all of the assets of Long Distance Management II, Inc. ("LDM II"), Long Distance Management of Kansas, Inc. ("LDM of Kansas"), The Switchboard of Oklahoma City, Inc. ("Switchboard"), and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. ("KINNET") (collectively "Acquisitions" or "Acquired Companies").

      Prior to February 1998, ACG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to March 31, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1997. The pro forma financial information does not purport to represent the Company's results of operations that would have actually occurred if the IPO and the Acquisitions had in fact occurred on the date stated above. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma financial statements reflect the financial position and results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements. All intercompany accounts have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Property, plant and equipment -- Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line or an accelerated method over the respective lives of the assets. The estimated useful lives of the assets range from 3 to 31 years.

     Intangible assets from business acquisitions -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using preliminary independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years and 25 to 40 years, respectively.

      Income taxes -- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities for financial reporting purposes and for income tax purposes. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

        Revenue recognition -- Directory revenues are derived from the sale of advertising space in telephone directories and are recognized on the date that the directory is published and substantially delivered. If the estimate of total directory costs exceeds advertising revenues for a specific region's telephone directory, a provision is made for the entire amount of such estimated loss. Directory costs are deferred until the date that the directory is published and substantially delivered. Directory costs include all direct costs related to the publishing of a regional telephone directory, such as publishing and distribution expenses and commissions on sales, other sales expenses and depreciation and amortization. General and administrative costs are charged to expense as incurred.

         Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost; therefore, no advertising revenues are derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the periods ended March 31, 1998 and 1997.

         Telecommunications revenues are recognized when long-distance, local and 800 services are provided. Billings made in advance for local services are deferred until earned.

        Net earnings (loss) per share -- The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock.

     Deferred line acquisition costs - Deferred line acquisition costs include the direct costs incurred in connection with establishing local access line service for customers and are being amortized on a straight-line basis over the estimated life of the average customer local service contract.

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

     Comprehensive Income -- The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or stockholders' equity. For the quarters ended March 31, 1998 and 1997, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings; therefore, comprehensive income (loss) and net income
(loss) were the same for these periods.

4. ACQUISITIONS

      Concurrent with and as a condition to the closing of the IPO, ACG acquired all of the outstanding capital stock of Great Western, Valu-Line, Feist Long Distance, FirsTel and Tele-Systems, substantially all of the assets of LDM II and LDM of Kansas, Switchboard and National Telecom, and 49% of the outstanding capital stock of KINNET pursuant to the terms of the Acquisitions. The Acquisitions are accounted for using the purchase method of accounting with ACG being treated as the accounting acquirer. The interest in KINNET is accounted for under the equity method of accounting.

      The consideration paid for the Acquisitions included (i) cash, (ii)
Common Stock, (iii) promissory notes, (iv) a payable for reimbursement of cash paid to purchase two companies in September 1997, and (v) options and warrants to purchase shares of Common Stock. In determining the amount to be recorded for accounting purposes for the component of the purchase price attributable to the shares of Common Stock issued for the Acquisitions, the value of such shares was determined to be $38.0 million, which represents a discount of twenty percent due to restrictions on the sale and transferability of the shares issued. The following table sets forth for accounting purposes the fair value of consideration paid with respect to the Acquisitions and the assets acquired:

(In thousands)
      Consideration Paid for Acquired Companies:
             Cash                                 $ 84,135
             Common Stock                           37,896
             Notes Payable                          17,350
             Options and Warrants                      361
                                                  --------
             Total Purchase Price                 $139,742
                                                  ========
      Assets Acquired:
             Net working capital                     9,829
             Property and equipment                  3,941
             Customer Lists                         44,900
             Goodwill                               81,072
                                                  --------
             Total Assets Acquired                $139,742
                                                  ========

      The promissory notes issued in the Acquisitions consist of (i) $15.0 million in notes payable two years from the closing of the Acquisitions and bearing an annual rate of interest of five percent (5%), which notes may be prepaid at any time and are subordinated to the Company's senior debt (ii) $2.0 million in notes convertible into shares of Common Stock at the initial public offering price, payable two years from the closing of the Acquisitions and bearing an annual rate of interest of ten percent (10%), which notes may be prepaid at any time and are subordinated to the Company's senior debt and
(iii) a $350,000 promissory note payable in three equal annual installments and bearing an annual interest rate of seven percent (7%), which note may be prepaid at any time.

5. NEW ACCOUNTING STANDARDS

     In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt the statement for its year end 1998 financial statements. The Company is currently evaluating the impact that the statement will have on its reportable segments. Adoption of this statement will have no impact on the Company's net income, financial position or cash flows.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", ("SFAS 132"). This statement requires additional pension related disclosures. Adoption of this statement will have no impact on the Company's net income, financial position or cash flows.

     In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company currently accounts for its software costs generally in accordance with this SOP.

     In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company is in compliance with this SOP.

Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
Financial Condition
-------------------

      The information contained in this Item 2 includes statements regarding matters which are not historical facts (including statements as to the Company's plans, beliefs or expectations) that are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks and uncertainties, the Company's actual results and the timing of certain events could differ materially from those discussed herein. For a discussion of some of the factors that could cause actual results to differ materially from the forward looking statements, see "Risk Factors" on pages 11-24 in the Company's S-1 Registration Statement on Form S-1, Securities Act File Number 333-37671 filed with the Securities and Exchange Commission on February 12, 1998.

Results of Operations

General

      The following table sets forth, for the periods presented, certain pro forma and actual information relating to the operations of the Company, expressed as a percentage of revenues, excluding stock-based compensation expense:


                                                             Pro Forma
                                                      ------------------------    Actual Three
                                                         Three Months Ended       Months Ended
                                                      ------------------------    ------------
                                                      March 31,      March 31,     March 31,
                                                        1998           1997          1998
                                                      ---------      ---------     ---------
Telecom revenues                                        42.8%          40.2%          41.6%
Directory revenues                                      57.2           59.8           58.4
                                                       -----          -----          -----
Total revenues                                         100.0          100.0          100.0
Cost of services                                        52.7           51.1           48.6
Selling, general and administrative expenses            32.0           31.9           37.9
Depreciation and amortization                            7.3            8.3            7.6
                                                       -----          -----          -----
Income from operations                                   8.0            8.7            5.9
Other income                                              .2             .1             .2
Interest expense                                        (1.2)          (1.3)          (1.8)
Equity in earnings (loss) of KINNET                      (.5)           (.9)           (.4)
                                                       -----          -----          -----
Net income (loss) before income taxes                    6.5            6.6            3.9
Income taxes                                             5.1            5.7            4.3
                                                       -----          -----          -----
Net income (loss)                                        1.4             .9            (.4)
                                                       =====          =====          =====

Pro forma operating results for the three months ended March 31, 1998, compared to the three months ended March 31, 1997

      Prior to February 1998, ACG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to March 31, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1997. The pro forma financial information does not purport to represent the Company's results of operations that would have actually occurred if the IPO and the Acquisitions had in fact occurred on the date stated above. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma financial statements reflect the financial position and results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements.

      Pro forma revenues for the three months ended March 31, 1998, increased 17.0% to $32.2 million from $27.5 in the first quarter of 1997. Revenues from telecommunication services were $13.7 million, or 42.8 % of total revenues, compared to $11.1 million or 40.2% of total revenues in 1997. The increase in telecommunications revenues is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to its traditional long-distance services. The Company did not provide any local service in the first quarter of 1997, compared to first quarter 1998 pro forma local service revenue of $2.2 million on approximately 27, 000 local access lines in service at March 31, 1998. Pro forma directory revenues increased 11.9% to $18.4 million from $16.5 million in the 1997 first quarter. The Company distributed five directories in both the first quarter of 1998 and 1997. Approximately $1.0 million of the increase is due to increased advertising revenue from recurring directories and approximately $1.6 million of the increase is due to the net impact of a larger directory distributed during the first quarter of 1998 which was partially offset by another directory completed in the 1997 first quarter but not in the first quarter of 1998.

      Pro forma cost of services for the three months ended March 31, 1998, increased to $17.0 million from $14.1 million in 1997, an increase of 20.6%.
Pro forma cost of services as a percentage of total revenues was 52.7% in 1998 compared to 51.1% in 1997. Telecommunication services gross margin was 30.0% in 1998 compared to 36.4% in 1997. The lower gross margin percentage of the telecommunication segment in 1998 is due to the aforementioned increase in local service revenues. Gross margin from local service is lower than long distance gross margin. The Company is currently a reseller of local and other services, which substantially increases costs. To improve margins, the Company ultimately plans on becoming a facilities-based provider of local service in selected markets as its customer base increases in those markets to justify investment in facilities. The lower pro forma gross margin in the first quarter of 1998 is also attributable to higher costs associated with directory publications. The pro forma gross margin percentage from the directory publishing division was 56.5% in 1998, a decrease of .9% from 57.4% in 1997.

      Pro forma selling, general and administrative expenses for the first quarter ended March 31, 1998, increased to $10.3 million from $8.8 million in 1997. As a percentage of total revenues, pro forma selling and administrative costs were 32.0% in 1998, and 31.9% in 1997. The increase is due primarily to the direct costs associated with the higher sales volume. The Company expects that its selling, general and administrative costs as a percentage of sales will increase as the Company undertakes more aggressive sales and marketing programs to develop its businesses.

      Pro forma depreciation and amortization was approximately $2.3 in both 1998 and 1997. Pro forma depreciation and amortization includes approximately $2.0 million of amortization relating to intangible assets resulting from the Acquisitions.

      Nonrecurring stock-based compensation of $1.8 million was expensed in the three months ended March 31, 1998, relating to 300,000 stock options issued in December 1997. The options vested equally over a three-month period beginning on the date of the grant. This amount represents the remaining two thirds of the total compensation expense expected to be realized based on the estimated fair market value of the options on the date of the grant. The balance was recognized in the fourth quarter of 1997.

      Pro forma interest expense was approximately $.4 million in both 1998 and 1997. The interest is primarily on debt to related parties issued as consideration for certain of the Acquired Companies.

      Pro forma income tax expense was $.9 million in the first quarter of 1998 compared to $1.6 million in 1997. The decrease is due to lower taxable income in 1998 than in 1997. In computing estimated income tax expense, the Company used an estimated 40% income tax rate in both years. The Company's effective income tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

      Pro forma net loss was $.6 million, or $.03 per share, in the three months ended March 31, 1998, compared to pro forma net income of $.3 million, or $.01 per share in 1997 first quarter. The decrease is due primarily to the stock-based compensation expense of $1.8 million. Excluding this item, net income for the quarter ended March 31, 1998, would have been $.5 million, or $.02 per share. The increase in net income excluding the stock-based compensation expense is due to the increased income from the directory publishing division offset partially by higher costs associated with local service revenue.

     Pro forma earnings before interest, taxes, depreciation, amortization, equity interest in Kinnet, and nonrecurring items (EBITDA) increased to $5.0 million for the three months ended March 31, 1998, from $4.7 million for the three months ended March 31, 1997. The increase is primarily due to increases in earnings from both the directory and telecommunications operations in 1998 offset partially by higher general and administrative costs associated with the Company's new organization structure. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principals.

Actual period ended March 31, 1998

      Actual results for the period ended March 31, 1998, include only activity of the parent Company from January 1, 1998 to February 18, 1998. On February
18, the Company completed the Acquisitions and therefore, actual results include only the activity of the Acquired Companies from February 18, 1998 to March 31, 1998. For the period ended March 31, 1998, actual loss from operations was $.8 million. Excluding the stock-based compensation of $1.8 million, the Company had net income from operations of $.9 million, or 5.9% of total revenues, and a net loss of $.1 million, or (.4%) of total revenues. The decrease in income from operations and net income, excluding the stock-based compensation expressed as a percentage of revenues when compared to pro forma results is due primarily to higher general and administrative costs associated with the Company's new organization structure. The Company had no operating revenue in 1997 and was engaged principally in activities relating to the IPO.

Liquidity and Capital Resources

      The Company's working capital at March 31, 1998, was $20.5 million and its ratio of current assets to current liabilities was 2.1 to 1.0.

      On February 18, 1998, the Company completed its initial public offering and simultaneously acquired 9 operating companies and a 49% interest in another company. Cash proceeds from the offering, net of offering costs, were $99.9 million. Of this amount $84.1 million was used to pay the cash portion of the acquired companies, $3.6 million was used to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder for a five-year non-compete agreement. Stockholders of the Acquired Companies that became executive officers or directors of the Company upon the consummation of the Acquisitions received approximately $35.6 million of the cash purchase price paid for the Acquisitions.

      The Company expects that it will meet its short-term working capital and capital requirements from cash remaining from the initial public offering and internally generated funds. The Company intends on establishing a revolving credit facility or other financing arrangement in order to finance its investment in network facilities and other growth strategies.

PART II - OTHER INFORMATION


Item 1. - Legal Proceedings
          -----------------

      Prior to the closing of ACG's initial public offering (the "IPO") and ACG's acquisition of Great Western Directories, Inc. ("Great Western"), Richard O'Neal, the principal shareholder of Great Western and a current director of ACG, expressed disagreement with the effect of the reverse stock split involving ACG's predecessor (to be effected in connection with the consummation of the IPO) on certain warrants that had been issued to the stockholders of Great Western at the time of the execution of the initial acquisition agreement between ACG and Great Western (the "Warrants"). Consolidated Partners Founding Fund ("CPFF"), a stockholder of ACG's predecessor (as well as a stockholder of ACG after the consummation of the IPO) and Mr. O'Neal executed a written agreement dated February 11, 1998 agreeing to engage in good faith negotiations after the Offering to determine the type and amount of any consideration appropriately payable by CPFF to the holders of the Warrants. The written agreement further provided that if CFPP and Mr. O'Neal could not reach a negotiated settlement within forty-five days after the closing of the Offering, the matter would be referred to binding arbitration and the cost of such arbitration would be borne by CPFF. CPFF agreed not to effect any distribution of ACG common stock to its interest owners prior to the resolution of these matters. The resolution of these matters is solely between CPFF and the principal shareholder of Great Western and ACG shall have no liability with respect to the resolutions of such matter.

      While any payment will be made solely by CPFF and will not involve the assets of ACG or the issuance of additional ACG common stock or common stock equivalents, such a payment may be construed for accounting purposes as a capital contribution by CPFF and deemed a payment by ACG of additional consideration for the Great Western acquisition. This would increase the goodwill associated with the Great Western Acquisition and the related amortization charges.

      No resolution was reached between Mr. O'Neal and CPFF within 45 days following the consummation of the IPO and ACG understands that this matter has been referred to arbitration in accordance with the above referenced agreement between Mr. O'Neal and CPFF.

      In early February 1998, Valu-Line of Longview, Inc. ("Valu-Line") was served with a petition by four plaintiffs (including the lawyer filing the suit) which alleged, among other things, that Valu-Line billed the plaintiffs for services never provided and intentionally "bumped up" the actual time of services used by the plaintiffs in order to increase Valu-Line's charges to them. The plaintiffs purported to bring the suit as a class action and alleged violations of the Texas Deceptive Trade Practices Act, fraud, breach of contract, negligence and gross negligence. They sought damages in an unspecified amount, further damages under the Deceptive Trade Practices Act, interest, attorney's fees and such other relief to which they might have been found to be entitled. The petition contained no details with respect to Valu-Line's alleged conduct. While representatives of Valu-Line advised ACG that they believed Valu-Line's billing practices have and do conform generally to industry standards and FCC rate filings and that the plaintiffs' allegations were without merit, during the first quarter of 1998, Valu-Line, in order to avoid protracted litigation, entered into a settlement pursuant to which it agreed to pay the plaintiffs a total of $35,000, a nominal portion of which was paid by ACG, in exchange for an agreed confidential dismissal with prejudice, with the four named plaintiffs, prior to the certification of the suit as a class action.

      Valu-Line had been providing intrastate long distance services to customers in Arkansas since 1992 without the requisite permit for such activities. Valu-Line initiated steps to secure the requisite permit for such activities from the appropriate Arkansas regulatory authorities and in connection therewith, Valu-Line reached a settlement with the Arkansas regulatory authorities during the first quarter of 1998 for approximately $120,000.

Item 2. - Changes in Securities and Use of Proceeds
          -----------------------------------------

      (a)   Omitted -- inapplicable

      (b)   Omitted - inapplicable

      (c) ACG registered with the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended, 8,000,000 shares (the "Shares") of its common stock (par value $.0001 per share) (the "Common Stock") on Registration Statement Form S-1 (the "Registration Statement"). The Securities Act file number assigned to the Registration Statement is 333-37671. The Shares were offered and sold pursuant to ACG's initial public offering (the "IPO") which was declared effective by the Commission on February 12, 1998. The IPO, for which PaineWebber Incorporated and CIBC Oppenheimer acted as managing underwriters, commenced on that date and has terminated.

      Pursuant to the Registration Statement, the Company registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, the sale of $138,000,000 of Common Stock. In the IPO, the Company sold 8,000,000 shares of Common Stock at an initial public offering price of $14.00 per share, for an aggregate initial public offering price of $112,000,000. The amount of expenses incurred for the Company's account in connection with the IPO for (i) aggregate underwriting discounts and commissions, (ii) estimated other expenses, and (iii) estimated total expenses (including underwriting discounts and commissions) were, respectively, $7,840,000, approximately $4,075,000 (including $500,000 of accounting fees paid prior to the consummation of the IPO) and approximately $11,915,000 (including $500,000 of accounting fees paid prior to the consummation of the IPO). The net proceeds to the Company from the sale of the shares of Common Stock in the IPO, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, was $99.9 million. Of those net proceeds, $74.1 million was used to pay the aggregate cash portion of the purchase price for the Acquired Companies, $10.0 million was used to make a direct cash investment in KIN Network, Inc., a fiber optic network company, and the remaining net proceeds were used for (i) the repayment of outstanding principal amount of indebtedness and certain other payables of the Acquired Companies (approximately $2.3 million); (ii) the repayment of outstanding principal amount of indebtedness of the Company to CPFF (which until it distributes shares of Common Stock to its interest owners pursuant to its regulations will be the largest holder of Common Stock) (approximately $3.6 million); (iii) a one-time payment to Rod K. Cutsinger, the founder and a director of the Company, as consideration for a five-year non-competition agreement ($1.75 million); and (iv) working capital and other general corporate purposes. Shareholders of the Acquired Companies who became executive officers or directors of the Company upon the consummation of the Acquisitions received approximately $35.6 million of the cash purchase price paid in the Acquisitions.

      (d) On January 15, 1998, the Company agreed to issue 142,857 shares of Series A Redeemable Convertible Preferred Stock (the "Preferred Stock") to Northwestern Growth Corporation ("NGC") in connection with the negotiation of a strategic alliance. This transaction was completed without registration under the Securities Act in reliance upon the exemption provided by Section 4(2) thereof, no public offering being involved. In concluding that the 4(2) exemption was appropriate, the Company obtained representations from NGC that: (i) NGC is able to bear the economic risk of an investment in the Preferred Stock and can afford to sustain a total loss of such investment;
(ii) NGC has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of NGC's investment in the Company; (iii) NGC understands that an investment in the Preferred Stock is very speculative and involves a high degree of risk; (iv) NGC received and reviewed a copy of the Registration Statement and is generally familiar with the transactions described therein; (v) NGC confirmed that it had access to the books, records, plants, facilities, properties, personnel and officers of the Company and the Acquired Companies for the purpose of conducting an investigation of the financial condition, corporate status, business, properties and assets of the Company and the Acquired Companies prior to its execution of the Acquisition Agreement by which it acquired the Preferred
Stock; (vi) NGC had an adequate opportunity to ask questions and receive answers from the officers of the Company and the Acquired Companies concerning any and all matters relating to the transactions described in the acquisition agreement, the acquisitions of the Acquired Companies and the Registration Statement including, without limitation, the background and experience of the current and proposed officers and directors of the Company and the Acquired Companies, the plans for the operations of the business of the Company and the Acquired Companies; (vii) NGC asked any and all questions in the nature described in clause (vi) above and all questions were answered to its satisfaction; and (viii) NGC indicated that it was acquiring the Preferred Stock and the Common Stock issuable upon the conversion thereof for its own account, for investment and not with a view to, or for offer or resale in connection with, a distribution thereof, within the meaning of the Securities Act or a distribution thereof in violation of any applicable state securities laws.

      The Preferred Stock will become convertible into Common Stock at $14.00 per share (subject to customary adjustments to protect against dilution) after August 18, 1999.

Item 6. -   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibits

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule

            (b)   Reports on Form 8-K

                  The Company filed a report on Form 8-K, dated March 5, 1998, to address Item 2 thereto relating to the completion of its IPO and the closing of the Acquisitions which occurred February 18, 1998.

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Advanced Communications Group, Inc.
                                            (Registrant)


Date:  May 14, 1998                             /s/ Richard Anthony
                                                -------------------
                                                Richard Anthony
                                                President and
                                                Chief Executive Officer


Date:  May 14, 1998                             /s/ William H. Zimmer III
                                                -------------------------
                                                William H. Zimmer
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)