Form 10-Q
period 1998-06-30
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1998-08-14
CIK 1047643

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------ to -----------

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

As of August 10, 1998, the registrant had 19,615,865 shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                  Advanced Communications Group, Inc. and Subsidiaries
                                  -----------------------------------------------------
                            Consolidated Statements of Operations for the Three Months Ended
                            ----------------------------------------------------------------
                                                 June 30, 1998 and 1997
                                                 ----------------------
                                                      (Unaudited)
                                                                              Three Months Ended
                                                       ----------------------------------------------------------------
                                                          Actual               Pro Forma <F1>               Actual
(In thousands, except per share data)                  June 30, 1998           June 30, 1997             June 30, 1997
                                                       -------------           --------------            -------------
REVENUES:
   Telecommunications                                   $   15,206              $   12,392               $      --
   Directory                                                12,809                  10,892                      --
                                                        ----------              ----------               ---------
       Total revenue                                        28,015                  23,284                      --
OPERATING COSTS:
   Cost of services                                         17,281                  12,638                     376
   Selling, general and administrative
       Expenses                                              8,631                   7,592
   Depreciation and amortization                             2,563                   2,270                       2
                                                        ----------              ----------               ---------
       Income (loss) from operations                          (460)                    784                    (378)
OTHER INCOME (EXPENSE):
   Interest expense                                           (276)                   (300)                    (68)
   Equity in loss of KINNET                                   (121)                   (241)                     --
   Other                                                       316                     126                      --
                                                        ----------              ----------               ---------
Income (loss) before income taxes                             (541)                    369                    (446)
Income tax expense                                             490                     854                      --
                                                        ----------              ----------               ---------

       Net income (loss)                                $   (1,031)             $     (485)              $    (446)
                                                        ==========              ==========               =========

Basic and diluted earnings (loss) per share             $     (.05)             $     (.02)              $    (.05)
                                                        ==========              ==========               =========

Weighted average shares outstanding                     19,615,865              20,518,612               8,223,222
                                                        ==========              ==========               =========

See accompanying notes to consolidated financial statements.

<F1>  The Company completed its initial public offering on February 18, 1998, concurrently with the acquisition of 9 operating companies and a 49% interest in another company. The pro forma results were prepared giving effect to the offering and the acquisitions as if they had occurred on January 1, 1997.

                                  Advanced Communications Group, Inc. and Subsidiaries
                                  ----------------------------------------------------
                             Consolidated Statements of Operations for the Six Months Ended
                             --------------------------------------------------------------
                                                 June 30, 1998 and 1997
                                                 ---------------------
                                                       (Unaudited)
                                                                                Six Months Ended
                                                  -------------------------------------------------------------------
                                                  Pro Forma <F1>    Pro Forma <F1>     Actual <F2>       Actual <F2>
(In thousands, except per share data)             June 30, 1998     June 30,1997      June 30, 1998     June 30, 1997
                                                  --------------    --------------    -------------     -------------
REVENUES:
   Telecommunications                             $   28,972        $   23,446        $   21,757         $      --
   Directory                                          31,238            27,366            21,992                --
                                                  ----------        ----------        ----------         ---------
       Total revenue                                  60,210            50,812            43,749                --
OPERATING COSTS:
   Cost of services                                   34,232            26,692            24,928                --
   Selling, general and administrative
       expenses                                       18,935            16,387            14,594               646
   Depreciation and amortization                       4,907             4,563             3,765                 2
   Stock-based compensation                            1,760                --             1,760                --
                                                  ----------        ----------        ----------         ---------
       Income (loss) from operations                     376             3,170            (1,298)             (648)
OTHER INCOME (EXPENSE):
   Interest expense                                     (668)             (652)             (558)              (68)
   Equity in loss of KINNET                             (275)             (495)             (189)               --
   Other                                                 375               171               346                --
                                                  ----------        ----------        ----------         ---------
Income (loss) before income taxes                       (192)            2,194            (1,699)             (716)
Income tax expense                                     1,438             2,419               456                --
                                                  ----------        ----------        ----------         ---------

       Net income (loss)                          $   (1,630)       $     (225)       $   (2,155)        $    (716)
                                                  ==========        ==========        ==========         =========

Basic and diluted earnings (loss) per share       $     (.08)       $     (.01)       $     (.12)        $    (.09)
                                                  ==========        ==========        ==========         =========

Weighted average shares outstanding               19,615,865        20,072,254        17,450,119         8,223,222
                                                  ==========        ==========        ==========         =========

See accompanying notes to consolidated financial statements.


<F1>  The Company completed its initial public offering on February 18, 1998, concurrently with the acquisition of 9 operating companies and a 49% interest in another company. The pro forma results were prepared giving effect to the offering and the acquisitions as if they had occurred on January 1, 1997.

<F2>  Actual results include the operations of the parent company for the entire six month period and the results of the acquired operating companies only for the period February 18, 1998 to June 30, 1998.

                                  Advanced Communications Group, Inc. and Subsidiaries
                                  ----------------------------------------------------
                                               Consolidated Balance Sheets
                                               ---------------------------

(In thousands, except share data)                                                (Unaudited)
                                                                                   June 30,                 Dec. 31,
                                                                                     1998                     1997
                                                                                 -----------                --------
Assets
------
Current assets:
   Cash and cash equivalents                                                     $  10,058                $     --
   Accounts receivable, net                                                         24,526                      --
   Deferred costs                                                                    2,684                      --
   Prepaid expenses and other current assets                                         1,168                      --
                                                                                 ---------                --------
         Total current assets                                                       38,436                      --
                                                                                 ---------                --------

Property, plant and equipment, net                                                   6,957                       6
Intangible assets, net                                                             107,728                      --
Equity investment in KINNET                                                         17,852                      --
Other noncurrent assets                                                              2,051                   2,689
                                                                                 ---------                --------
         Total other assets                                                        134,588                   2,695
                                                                                 ---------                --------

                                                                                 $ 173,024                $  2,695
                                                                                 =========                ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                      $  16,711                $  2,098
   Current maturities of long-term debt                                              1,293                   3,141
   Other current liabilities                                                         2,209                      --
                                                                                 ---------                --------
         Total current liabilities                                                  20,213                   5,239
Long-term obligations:
   Long-term debt (related party)                                                   17,233                      --
   Other noncurrent liabilities                                                         94                      --
                                                                                 ---------                --------
         Total liabilities                                                          37,540                   5,239
                                                                                 ---------                --------
Stockholders' equity:
   Preferred Stock, Series A Redeemable Convertible:                                 1,122                      --
      20,000,000 authorized; 142,857 shares issued;
      $2,000 liquidation preference
   Common stock, $.0001 par value:  180,000,000 authorized;
      19,615,865 and 11,624,920 shares issued, respectively                              2                      --
   Additional paid-in capital                                                      140,374                   1,315
   Retained earnings (accumulated deficit)                                          (6,014)                 (3,859)
                                                                                 ---------                --------
         Total stockholders' equity                                                135,484                  (2,544)
                                                                                 ---------                --------

                                                                                 $ 173,024                $  2,695
                                                                                 =========                ========


See accompanying notes to consolidated financial statements.

                                  Advanced Communications Group, Inc. and Subsidiaries
                                  ----------------------------------------------------
                                          Consolidated Statements of Cash Flows
                                          -------------------------------------
                                                       (Unaudited)
                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ----------------------------------
(In thousands)                                                                     1998                     1997
                                                                                ----------                --------
Cash flows from operating activities:
   Net income (loss)                                                             $  (2,155)                $  (716)
   Adjustments to reconcile net earnings to net cash:
      Depreciation and amortization                                                  3,765                       2
      Stock-based compensation expense                                               1,760                      --
      Equity in loss of KINNET                                                         189                      --
      Change in assets and liabilities:
        Decrease (increase) in:
          Accounts receivable, net                                                  (5,095)                     (4)
          Deferred costs                                                             1,942                      --
          Prepaid expenses and other current assets                                    274                      --
          Other assets, net                                                         (3,001)                   (443)
        Increase (decrease) in:
          Accounts payable and accrued liabilities                                   1,133                     479
                                                                                 ---------                 -------
        Net cash used in operating activities                                       (1,188)                   (682)
                                                                                 ---------                 -------
Cash flows from investing activities:
   Cash paid for businesses acquired, net of $828 cash acquired                    (83,277)                     --
   Additions to property, plant and equipment, net                                  (3,864)                     --
                                                                                 ---------                 -------
        Net cash used in investing activities                                      (87,141)                     --
                                                                                 ---------                 -------
Cash flows from financing activities:
   Borrowings of long-term debt                                                      2,886                     652
   Repayment of long-term debt                                                      (4,399)                     --
   Proceeds from common stock offering, net of offering costs                       99,900                      --
                                                                                 ---------                 -------
        Net cash provided by financing activities                                   98,387                     652
                                                                                 ---------                 -------
Net increase (decrease) in cash and cash equivalents                                10,058                     (30)
Cash and cash equivalents-beginning of period                                           --                      33
                                                                                 ---------                 -------
Cash and cash equivalents-end of period                                          $  10,058                 $     3
                                                                                 =========                 =======


See accompanying notes to consolidated financial statements.

             Advanced Communications Group, Inc. and Subsidiaries
             ----------------------------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                    Six Months Ended June 30, 1998 and 1997
                    ---------------------------------------
                                  (Unaudited)


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


2.    BASIS OF PRESENTATION

      Advanced Communications Group, Inc. ("ACG" or "Company"), a Delaware corporation, is a regional competitive local exchange carrier ("CLEC") that provides a portfolio of telecommunications services to business and residential customers in fourteen mid-America states and publishes yellow page directories in selected markets in California, Oklahoma and Texas.

      ACG completed its initial public offering ("IPO") of its common stock, par value $.0001 per share ("Common Stock") on February 18, 1998. Cash
proceeds from the offering, net of offering costs, were $99.9 million.   Of
this amount, $84.1 million was used to pay the cash portion of the purchase price of the Acquired Companies, $3.6 million was used to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder for a five-year non-compete agreement. In connection with the IPO, the Company simultaneously acquired all of the outstanding capital stock of Great Western Directories, Inc. ("Great Western"), Valu-Line of Longview, Inc. ("Valu-Line"), Feist Long Distance Service, Inc. ("Feist"), FirsTel, Inc. ("FirsTel") and Tele-Systems, Inc. ("Tele-Systems"), substantially all of the assets of Long Distance Management II, Inc. ("LDM II"), Long Distance Management of Kansas, Inc. ("LDM of Kansas"), The Switchboard of Oklahoma City, Inc. ("Switchboard"), and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. ("KINNET") (collectively "Acquisitions" or "Acquired Companies").

      Prior to February 1998, ACG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to June 30, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1997. The pro forma financial information does not purport to represent the Company's results of operations that would have actually occurred if the IPO and the Acquisitions had in fact occurred on the date stated above. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma Consolidated Statements of Operations reflect the historical results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements. All intercompany accounts have been eliminated in consolidation.


3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents - For purposes of reporting cash flows, cash equivalents include highly-liquid investments purchased with a maturity of three months or less.

      Property, plant and equipment -- Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line or an accelerated method over the respective lives of the assets. The estimated useful lives of the assets range from 3 to 31 years.

      Intangible assets from business acquisitions -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years and 25 to 40 years, respectively. For the three months and six months ended June 30, 1998, amortization expense relating to intangible assets was $2,141,000 and $3,112,000, respectively.

      Deferred costs -- At December 31, 1997, the Company had deferred certain legal, accounting, appraisal and other costs incurred in connection with the Acquisitions and the IPO. At December 31, 1997, deferred acquisition costs amounted to approximately $929,000 and deferred offering costs amounted to $1,756,800. When the Acquisitions were completed, deferred acquisition costs were included in the determination of excess purchase price. Deferred offering costs were charged to additional paid-in capital upon the closing of the IPO.

      Deferred line acquisition costs include the direct costs incurred in connection with establishing local access line service for customers and are being amortized on a straight-line basis over the estimated life of the average customer local service contract. Deferred line acquisition costs are included in other assets.

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

      Revenue recognition -- Directory revenues are derived from the sale of advertising space in telephone directories and are recognized on the date that the directory is published and substantially delivered. If the estimate of total directory costs exceeds advertising revenues for a specific region's telephone directory, a provision is made for the entire amount of such
estimated loss.   Directory costs are deferred until the date that the
directory is published and substantially delivered. Directory costs include all direct costs related to the publishing of a region's telephone directory, such as publishing and distribution expenses and commissions on sales, other sales expenses and depreciation and amortization. General and administrative costs are charged to expense as incurred.

      Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost; therefore, no advertising revenues are derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the periods ended June 30, 1998 and 1997.

      Telecommunications revenues are recognized when long-distance, local and 800 services are provided. Billings made in advance for local services are deferred until earned.

      Net earnings (loss) per share -- The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). Basic EPS excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. In periods of net loss the dilutive impact of outstanding stock options, stock warrants and other common stock equivalents are anti-dilutive and are therefore not considered in calculating Diluted EPS.

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

      Fair value of financial instruments--The Company's only financial instruments are cash, short-term trade receivables and payables, notes payable and capital lease obligations. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the interest rates on its notes payable and capital lease obligations represent fair market rates, and therefore their carrying value approximates fair value.

      Comprehensive Income -- The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however it has no impact on the Company's net income or stockholders' equity. For the quarters ended June 30, 1998 and 1997, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings; therefore, comprehensive income (loss) and net income
(loss) were the same for these periods.

4.    ACQUISITIONS

      Concurrent with and as a condition to the closing of the IPO, the Company acquired all of the outstanding capital stock of Great Western, Valu-Line, Feist Long Distance, FirsTel and Tele-Systems, substantially all of the assets of LDM II and LDM of Kansas, Switchboard and National Telecom, and 49% of the outstanding capital stock of KINNET pursuant to the terms of the Acquisitions. The Acquisitions are accounted for using the purchase method of accounting with the parent company being treated as the accounting acquirer. The interest in KINNET is accounted for under the equity method of accounting.

      The consideration paid for the Acquisitions included (i) cash, (ii) Common Stock, (iii) promissory notes, and (iv) options and warrants to purchase shares of Common Stock. For accounting purposes, in determining the amount to be recorded as the purchase price attributable to the shares of Common Stock issued for the Acquisitions, the value of such shares was determined to be $38.0 million, which represents a discount of twenty percent due to restrictions on the sale and transferability of the shares issued.
The following table sets forth for accounting purposes the fair value of consideration paid with respect to the Acquisitions and the assets acquired. The purchase price allocation has not been finalized due to the effect of certain tax considerations of the acquired companies and the valuation of consideration paid in the form of options and warrants.

(In thousands)
      Consideration Paid for Acquired Companies:
            Cash                        $ 84,135
            Common Stock                  37,896
            Notes Payable                 17,350
            Options and Warrants             361
                                        --------
               Total Purchase Price     $139,742
                                        ========

      Assets Acquired:
            Net working capital         $  9,829
            Property and equipment         3,941
            Customer Lists                44,900
            Goodwill                      81,072
                                        --------
               Total Assets Acquired    $139,742
                                        ========

      The promissory notes issued in the Acquisitions consist of (i) $15.0 million in notes payable two years from the closing of the Acquisitions and bearing an annual rate of interest of five percent (5%), which notes may be prepaid at any time and are subordinated to the Company's senior debt, (ii) $2.0 million in notes convertible into shares of Common Stock at $14.00 per share, payable two years from the closing of the Acquisitions and bearing an annual rate of interest of ten percent (10%), which notes may be prepaid at any time and are subordinated to the Company's senior debt, and (iii) a $350,000 promissory note payable in three equal annual installments on each anniversary and bearing an annual interest rate of seven percent (7%), which note may be prepaid at any time.

      The following pro forma information presents results of operations as if the Acquisitions had occurred at the beginning of the periods presented. This pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of the combined companies.

Pro forma information (In Thousands):

                                                Six months ended June 30,
                                                -------------------------
                                    1997          1997             1998
                                  --------      --------         --------
Total revenues                    $89,292       $50,812          $60,210
Net income (loss)                 $(5,577)      $  (225)         $(1,630)
Earnings (loss) per share         $  (.28)      $  (.01)         $  (.08)

5.    SUBSEQUENT EVENT

      In August 1998, the Company entered into a $25.0 million revolving credit facility with a bank. The credit facility will be used for working capital, capital expenditures and general corporate purposes. Borrowings under the facility are limited to 85% of eligible accounts receivable and interest is due at LIBOR plus 1.5% or the bank's base rate plus .5%. The credit facility expires on August 6, 1999.


6.    NEW ACCOUNTING STANDARDS

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

Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

      The statements contained in this Report that are not historical facts (including statements as to the Company's plans, beliefs or expectations) are forward-looking statements within the meaning of the federal securities laws that involve certain risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's plans to transition its resale customers to its own switch-based facilities, the Company's belief that it will be able to achieve higher margins on its own facilities-based local telecommunications services, the Company's expectations that it will be able to meet its short-term working capital and capital requirements from cash provided by operations and its existing credit facilities, and the potential effects of the year 2000 issues, are plans and predictions regarding future events and circumstances. Actual events or results may differ materially as a result of risks facing the Company. For a detailed discussion of those risks, reference is made to the statement under "Risk Factors", in the Company's Registration Statement on Form S-1, Securities Act File Number 333-37671 filed with the Securities and Exchange Commission on February 12, 1998.


Results of Operations

General

      The following table sets forth, for the periods presented, certain actual and pro forma information relating to the operations of the Company, expressed as a percentage of revenues, excluding stock-based compensation expense:

                                              Three Months Ended                   Six Months Ended
                                       -------------------------------      ------------------------------
                                           Actual          Pro Forma          Pro Forma         Pro Forma
                                       June 30, 1998     June 30, 1997      June 30,1998      June 30,1997
                                       -------------     -------------      ------------      ------------
Telecom revenues                            54.3%             53.2%             48.1%             46.1%
Directory revenues                          45.7              46.8              51.9              53.9
                                           -----             -----             -----             -----
     Total revenues                        100.0             100.0             100.0             100.0
Cost of services                            61.7              54.3              56.9              52.5
Selling, general and administrative
     expenses                               30.8              32.6              31.5              32.3
Depreciation and amortization                9.1               9.7               8.1               9.0
                                           -----             -----             -----             -----
     Income (loss) from operations          (1.6)              3.4               3.5               6.2
                                           =====             =====             =====             =====

      Prior to February 1998, ACG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to June 30, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1997. The pro forma operating information does not purport to represent the results of operations of the Company that would have actually occurred if the IPO and the Acquisitions had in fact occurred on the date stated above. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma Consolidated Statements of Operations reflect the historical results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements.

Results of operations for the three months ended June 30, 1998, compared to the pro forma results for the three months ended June 30, 1997

      Revenues for the three months ended June 30, 1998, increased 20.3% to
$28.0 million from $23.3 million in the second quarter of 1997.   Revenues
from telecommunication services were $15.2 million, or 54.3% of total revenues, compared to $12.4 million and 53.2% of pro forma total revenue in 1997. Revenues form the telecommunications segment increased 22.7% over the comparable quarter of 1997 and 10.5% over the sequential quarter of 1998. The increase in telecommunications revenue is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long-distance services. The Company did not provide any local service in the second quarter of 1997, compared to second quarter 1998 local service revenue of $3.4 million. Local service revenue for the second quarter of 1998, increased 55.8% over first quarter 1998 pro forma local service revenue of $2.2 million. In the three months ended June 30, 1998, the Company installed approximately 18,300 local access lines. At June 30, 1998, the Company had 45,242 local access lines in service.

      Directory revenues increased 17.6% to $12.8 million from pro forma
$10.9 million in the 1997 second quarter.   Directory revenues were 45.7% of
total revenue in the second quarter of 1998, a decrease from 46.8% of total revenue in the 1997 second quarter. The Company distributed six directories in both the second quarter of 1998 and 1997. Approximately $.6 million of the increase is due to higher advertising revenue from recurring directories, and approximately $1.3 million of the increase is due to the net impact of the timing of the distribution of certain directories. The Company does not recognize revenue from a directory until a directory is substantially delivered.

      Cost of services for the three months ended June 30, 1998, increased to $17.3 million from pro forma $12.6 million in the second quarter of 1997, an increase of 36.7%. Cost of services as a percentage of total revenues was
61.7% in 1998 compared to 54.3% in 1997.   The increase is due primarily to
increased costs of providing local and long distance services. Telecommunication cost of service was $11.6 million, or 76.4% of telecommunications revenues for the three months ended June 30, 1998, compared to pro forma cost of telecommunications services of $7.4 million, or 60.4% of pro forma telecommunication revenues, in the second quarter of 1997. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue and increased long distance usage. The increase in operating costs of the telecommunication segment as a percentage of telecommunication revenues in 1998 is due to higher volume of lower margin local service and also due to lower gross margins from long distance. In response to competition for long distance service, the Company reduced prices thereby lowering gross margin on long distance service. When the Company deploys its own local switching facilities, the Company expects to transition its resale customers to its own switch-based facilities. The Company believes that it will be able to achieve higher gross margins by providing telecommunications services on its own network than it can currently obtain by reselling the services of the incumbent providers. The lower gross margin of the telecommunications segment in the second quarter of 1998 is partially offset by higher gross margins of the directory publications segment. The cost of directory in the second quarter of 1998 was $5.7 million, or 44.2% of directory revenue, compared to directory costs of $5.2 million, or 47.3% of directory revenue, in the second quarter of 1997. The lower cost of directory services as a percentage of sales is due to incremental advertising revenues from recurring directories exceeding the incremental cost associated with those revenues.

      Selling, general and administrative expenses for the second quarter ended June 30, 1998, increased to $8.6 million from pro forma $7.6 million in 1997. The increase is due primarily to the direct costs associated with the higher sales volume. As a percentage of total revenues, selling and administrative expenses were 30.8% in 1998, and 32.6% in 1997. The decrease in the expense rate is due to economies of scale realized for general and administrative costs as a result of the higher sales volume. The Company expects that its selling, general and administrative costs will continue to increase as the Company undertakes more aggressive sales and marketing programs to develop its businesses.

      Depreciation and amortization was approximately $2.6 million in the second quarter of 1998, an increase of $.3 million from pro forma depreciation and amortization of $2.3 million in 1997. Depreciation and amortization includes approximately $2.0 million of amortization relating to intangible assets resulting from the Acquisitions in both periods. The Company expects that its depreciation and amortization will continue to increase as the Company implements its strategy of installing its own network and facilities.

      Interest expense for the second quarter was approximately $.3 million in both 1998 and on a pro forma basis in 1997. The interest is primarily on debt to related parties issued as consideration for certain of the Acquired Companies.

      Income tax expense was $.5 million in the second quarter of 1998 compared to pro forma income taxes of $.9 million in 1997. The decrease is due to lower taxable income in 1998 than in 1997. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

      Net loss was $1.0 million, or $.05 per share, in the three months ended June 30, 1998, compared to pro forma net loss of $.5 million, or $.02 per share in 1997 second quarter. The decrease is primarily due to higher volume of lower margin local service and lower margins from long distance service discussed above.

      Earnings before interest, taxes, depreciation, amortization, equity interest in KINNET and stock-based compensation expense (EBITDA) decreased to $2.4 million for the three months ended June 30, 1998, from pro forma EBITDA of $3.2 million in the second quarter of 1997. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principals. EBITDA is not necessarily comparable to other similarly titled measures

Pro forma results of operations for the six months ended June 30, 1998, compared to the six months ended June 30, 1997

      Pro forma revenues for the six months ended June 30, 1998, increased 18.5% to $60.2 million from $50.8 million in the first six months of 1997. Pro forma revenues from telecommunication services were $29.0 million, or 48.1% of pro forma total revenues, compared to $23.4 million and 46.1% of total revenues in 1997. The increase in telecommunications revenues is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long distance services. The Company did not provide any local service in the first quarter of 1997, compared to the first half of 1998 pro forma local service revenue of $5.5 million. At June 30, 1998 the Company had approximately 45,000 local access lines in service.

      Pro forma directory revenues increased 14.1% to $31.2 million from $27.4 million in the first six months of 1997. The Company distributed eleven directories in both the first half of 1998 and 1997. Approximately $1.7 million of the increase is due to higher advertising revenue from recurring directories, and approximately $2.1 million of the increase is due to the net impact of the timing of the distribution of certain directories. The Company does not recognize revenue from a directory until a directory is substantially delivered.

      Pro forma cost of services for the six months ended June 30, 1998, increased to $34.2 million from $26.7 million in 1997, an increase of 28.2%. Pro forma cost of services as a percentage of pro forma total revenues was 56.9% in 1998 compared to 52.5% in 1997. The higher cost percentage in the first half of 1998 is due to the telecommunications segment. Telecommunication cost of service was $20.6 million, or 70.9% of telecommunications revenues for the six months ended June 30, 1998, compared to pro forma cost of telecommunications services of $14.5 million, or 61.9% of pro forma telecommunication revenues, in the first half of 1997. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue and increased long distance usage. The increase in operating costs of the telecommunication segment as a percentage of telecommunication revenues in 1998 is due to higher volume of lower margin local service and also due to lower gross margins from long distance. When the Company deploys its own local switching facilities, the Company expects to transition its resale customers to its own switch-based facilities. The Company believes that it will be able to achieve higher gross margins by providing telecommunications services on its own network than it can currently obtain by reselling the services of the incumbent providers. The lower gross margin of the telecommunications segment in the first six months of 1998 is partially offset by higher gross margins of the directory segment. The cost of directory services in the six months ended June 30, 1998 was $13.7 million, or 43.8% of directory revenue, compared to directory costs of $12.2 million, or 44.5% of directory revenue, in the comparable period of 1997. The lower cost of directory services as a percentage of sales is due to incremental advertising revenues from recurring directories exceeding the incremental cost associated with those revenues.

      Pro forma selling, general and administrative expenses for the six month period ended June 30, 1998, increased to $18.9 million from $16.4 million in the same period of 1997. The increase is due primarily to the direct costs associated with the higher sales volume. As a percentage of total revenues, pro forma selling and administrative costs were 31.5% in 1998, and 32.3% in 1997. The decrease in the expense rate is due to economies of scale associated with the Company's higher sales volume. The Company expects that its selling, general and administrative costs will increase as the Company undertakes more aggressive sales and marketing programs to develop its businesses.

      Pro forma depreciation and amortization was approximately $4.9 million in the six months ended June 30, 1998, compared to $4.6 million in the first six months of 1997. Pro forma depreciation and amortization includes approximately $4.0 million of amortization relating to intangible assets resulting from the Acquisitions in both periods. The Company expects that its depreciation and amortization will continue to increase as the Company implements its strategy of installing its own network and facilities.

      Stock-based compensation of $1.8 million was expensed in the six months ended June 30, 1998, relating to 300,000 stock options issued in December 1997. The options vested equally over a three-month period beginning on the date of the grant. This amount represents the remaining two thirds of the total compensation expense expected to be realized based on the estimated fair market value of the options on the date of the grant. Stock-based compensation expense of $.8 million was recognized in the fourth quarter of 1997.

      Pro forma interest expense was approximately $.7 million in both the first six months of 1998 and 1997. The interest is primarily on debt to related parties issued as consideration for certain of the Acquired Companies.

      Pro forma income tax expense was $1.4 million in the first half of 1998
compared to $2.4 million in 1997.   The decrease is due to lower taxable
income in the first half of 1998 than in the first half of 1997. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

      Pro forma net loss was $1.6 million, or $.08 per share, in the six months ended June 30, 1998, compared to pro forma net loss of $.2 million, or $.01 per share in the first half of 1997. The increase in net loss is due primarily to the stock-based compensation expense of $1.8 million. Excluding this item, net loss for the six months ended June 30, 1998, would have been $.6 million, or $.03 per share. The increase in net loss excluding the stock-based compensation expense is due to the higher cost of providing local service and lower margins from the Company's long distance service.

      Pro forma earnings before interest, taxes, depreciation, amortization, equity interest in KINNET and stock-based compensation expense (EBITDA) was $7.4 million for the six months ended June 30, 1998, a decrease from $7.9 million for the six months ended June 30, 1997. The decrease is primarily due to lower earnings from the telecommunications operations in 1998, offset partially by higher earnings from the Company directory publishing segment. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.


Actual period ended June 30, 1998

      The Company did not complete the Acquisitions until February 18, 1998, therefore, actual results include only the activity of the Acquired Companies from February 18, 1998 to June 30, 1998. For the period ended June 30, 1998, actual loss from operations was $1.3 million and net loss was $2.2 million. Excluding the stock-based compensation of $1.8 million, the Company had income from operations of

$.5 million and a net loss of $.4 million. The Company had no operating revenue in 1997 and was engaged principally in activities relating to the IPO.

Liquidity and Capital Resources

      The Company's working capital at June 30, 1998 was $18.2 million and its ratio of current assets to current liabilities was 1.9 to 1.0.

      On February 18, 1998, the Company completed its initial public offering and simultaneously acquired 9 operating companies and a 49% interest in another company. Cash proceeds from the offering, net of offering costs, were $99.9 million. Of this amount, $84.1 million was used to pay the cash portion of the purchase price of the acquired companies, $3.6 million was used to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder of the Company for a five-year non-compete agreement. Stockholders of the Acquired Companies that became executive officers or directors of the Company upon the consummation of the Acquisitions received approximately $35.6 million of the cash purchase price paid for the Acquisitions.

      On August 6, 1998, the Company entered into a $25.0 million revolving credit facility with a bank. The credit facility will be used for working capital, capital expenditures and general corporate purposes. Borrowings under the facility are limited to 85% of eligible accounts receivable and interest is due at LIBOR plus 1.5% or the bank's base rate plus .5%. The credit facility expires on August 6, 1999.

      The Company expects that it will be able to meet its short-term working capital and capital requirements from cash provided by operations and funds available under its revolving credit facility. The Company continues to evaluate other financing alternatives in order to finance its investment in network facilities and other growth strategies.

YEAR 2000 ISSUE

      The year 2000 issue is a matter of world-wide concern for carriers and affects many aspects of telecommunications technology, including the computer systems and software applications that are essential for network administration and operations. A significant portion of the voice and data networking and network management devices have date-sensitive processing in them which affect network administration and operations functions such as service activation, service assurance and billing processes.

      The Company and its vendors have evaluated the year 2000 readiness of the Company's computer systems and software applications. Certain of the Company's key processing systems have recently been implemented and the vendors of such systems have represented to the Company that the systems are compliant with year 2000 issues without any modification and the Company will require confirmation of year 2000 compliance in its future requests for proposals from equipment and software vendors. Other legacy computer systems and software that are currently in use are not currently compliant with year 2000 issues; however, the Company had previously planned on replacing such systems in late 1998 for general business reasons other than the year 2000 issue. The failure of the Company's computer systems and software applications to accommodate the year 2000 could have a material adverse effect on the Company's business, financial condition, results of operation and cash flow.

      Further, if the networks and systems of the ILECs, IXCs and others on whose services the Company depends and with whom the Company's networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of the Company's networks and, as a result, have a material adverse effect on the Company. Most major domestic carriers have announced that they expect all of their network and support systems to be year 2000 functional by mid 1999. However, other domestic and international carriers may not be year 2000 functional. The Company plans to participate in the interoperability testing processes being put in place by industry organizations and the Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any year 2000 issues. To the extent necessary, the Company may need to replace, upgrade or reprogram certain systems and software applications to ensure that all of the Company's computer systems and software applications and all of its interoperability applications are year 2000 functional. However, based on current information, the Company does not believe that it will incur costs for any replacement, upgrade or reprogramming of its existing computer systems or software applications to resolve any year 2000 issues that will be materially in excess of those currently budgeted.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
          -----------------

      Prior to the closing of ACG's initial public offering ("IPO") and ACG's acquisition of Great Western Directories, Inc. ("Great Western"), Richard O'Neal, the principal shareholder of Great Western and a current director of ACG, expressed disagreement with the effect of the reverse stock split involving ACG's predecessor (to be effected in connection with the consummation of the IPO) on certain warrants that had been issued to the stockholders of Great Western at the time of the execution of the initial acquisition agreement between ACG and Great Western (the "Warrants"). Consolidated Partners Founding Fund ("CPFF"), a stockholder of ACG's predecessor (as well as a stockholder of ACG after the consummation of the IPO) and Mr. O'Neal executed a written agreement dated February 11, 1998 agreeing to engage in good faith negotiations after the Offering to determine the type and amount of any consideration appropriately payable by CPFF to the holders of the Warrants. The written agreement further provided that if CFPP and Mr. O'Neal could not reach a negotiated settlement within forty-five days after the closing of the IPO, the matter would be referred to binding arbitration and the cost of such arbitration would be borne by CPFF. CPFF agreed not to effect any distribution of ACG common stock to its interest owners prior to the resolution of these matters.

      No resolution was reached between Mr. O'Neal and CPFF within 45 days following the consummation of the IPO and the matter has been referred to arbitration. This matter was scheduled for arbitration on May 21, 1998, however, the Company understands that pursuant to a court order, arbitration of this matter has been stayed pending a determination by the court of whether the agreement is binding and enforceable.

      In the event of a ruling or determination adverse to CPFF, any payment which may be required by such a ruling or determination will be made solely by CPFF. Such a payment will not involve the assets of the Company or the issuance of additional Common Stock or Common Stock equivalents. However, such a payment may be construed for accounting purposes as a capital contribution by CPFF and deemed a payment by the Company of additional consideration for the Great Western acquisition. This would increase the goodwill associated with the Great Western acquisition and the related amortization charges.

      On May 14, 1998, Plaintiff Brenda A. Baldwin ("Plaintiff") filed a three count Complaint against Great Western Directories, Inc. ("Great Western") and Richard O'Neal ("O'Neal"), President of Great Western, Plaintiff alleges that, pursuant to a decree of divorce, she received 31.25 shares of common stock of Great Western, representing 2.5% of the issued and outstanding stock of Great Western prior to January 10, 1997. Plaintiff alleges that she sold her stock to Great Western on January 10, 1997, for $225,000 as a result of certain misrepresentations and omissions by O'Neal, including a representation that Great Western was struggling financially and its prospects for the future were poor. Plaintiff also alleges that prior to the sale of her shares, Mr. O'Neal was aware of negotiations between Great Western and Advanced Communications Corp. regarding the sale of all of the shares of Great Western to Advanced Communications Corp. and that he failed to disclose this information.

      Shortly after the sale by Plaintiff, Great Western reissued the Plaintiff's shares to Plaintiff's former husband, Ron Baldwin. Mr. Baldwin, who already has an ownership interest in the company, paid $225,000 for the shares.

      On June 16, 1997, the shareholders of Great Western entered into a stock purchase agreement with Advanced Communications Corp. pursuant to which they agreed to sell all of the issued and outstanding shares of Great Western. The stock purchase agreement was restated on October 6, 1997. On February 12, 1998, Advanced Communications Group, Inc., successor to Advanced Communications Corp., completed an initial public offering and subsequently acquired all of the issued and outstanding shares of Great Western pursuant to the restated stock purchase agreement. Plaintiff alleges that had she not sold her shares, she would have received consideration of approximately $2,350,000.

      Count I of the Complaint alleges that Great Western and O'Neal violated
Section 10b of the Securities Act of 1934 and Rule 10b-5 by reason of the alleged misrepresentations and omissions described above. Count II of the Complaint is a claim under the Texas securities laws based upon the alleged misrepresentations and omissions described above. Count III of the Compalint is a common law fraud claim also based on the alleged misrepresentations and omissions described above. Plaintiff seeks actual and punitive damages in an unspecified amount, as well as costs and attorneys' fees.

      Great Western and O'Neal have filed an answer denying the substantive allegations of Plaintiff's Complaint and denying any liability to Plaintiff. Preliminary discovery has taken place in the form of a production of documents by the parties.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a)     Exhibits

                  Exhibit 3.1 - Restated Certificate of Incorporation
                                as Amended

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule

          (b)     Reports on Form 8-K

      During the quarter ended June 30, 1998, the company filed a Report on Forma 8-K dated May 5, 1998 - Item 2 (Acquisition or Disposition of Assets) which contained the following financial statements:

ADVANCED COMMUNICATIONS GROUP, INC. FINANCIAL STATEMENTS
Report of Independent Auditors
Consolidated Balance Sheets as of December 31, 1996 and 1997
Consolidated Statements of Operations for the period from inception (June 1,
      1996) through December 31, 1996 and the year ended December 31, 1997 Consolidated Statements of Changes in Stockholders' Deficit for the period from inception (June 1, 1996) December 31, 1996 and the year ended December 31, 1997.
Consolidated Statements of Cash Flows for the period from inception (June 1,
      1996) through December 31, 1996 and year ended December 31, 1997
Notes to Consolidated Financial Statements


GREAT WESTERN DIRECTORIES, INC. FINANCIAL STATEMENTS
Report of Independent Auditors
Balance Sheets as of December 31, 1996 and December 31, 1997
Statements of Operations for the year ended January 31, 1996, and the two years ended December 31, 1997

Statements of Stockholders' Equity for the year ended January 31, 1996, the
      11 months ended December 31, 1996 and the year ended December 31, 1997 Statements of Cash Flows for the year ended January 31, 1996, and the two years ended December 31, 1997
Notes to Financial Statements


VALU-LINE OF LONGVIEW, INC. FINANCIAL STATEMENTS
Report of Independent Auditors
Combined Balance Sheets as of December 31, 1996 and 1997
Combined Statements of Income for the three years ended December 31, 1995,
      1996 and 1997
Combined Statements of Stockholders' Equity for the three years ended
      December 31, 1995, 1996 and 1997
Combined Statements of Cash Flows for the three years ended December 31,
      1995, 1996 and 1997
Notes to Combined Financial Statements


FEIST LONG DISTANCE SERVICE, INC. FINANCIAL STATEMENTS
Report of Independent Auditors
Balance Sheets as of December 31, 1996 and 1997
Statements of Operations for the two years ended December 31, 1997 Statements of Stockholders' Equity for the two years ended December 31, 1997 Statements of Cash Flows for the two years ended December 31, 1997
Notes to Financial Statements


FIRSTEL, INC. FINANCIAL STATEMENTS
Report of Independent Auditors
Balance Sheets as of December 31, 1996 and 1997
Statements of Operations for the three years ended December 31, 1997 Statements of Stockholders' Deficit for the three years ended December 31,
      1997
Statements of Cash Flows for the three years ended December 31, 1997
Notes to Financial Statements


KIN NETWORK, INC. FINANCIAL STATEMENTS
Reports of Independent Auditors
Balance Sheets as of December 31, 1996 and 1997
Statements of Operations for the two years ended December 31, 1997 Statements of Stockholders' Equity for the two years ended December 31, 1997 Statements of Cash Flows for the two years ended December 31, 1997
Notes to Financial Statements

ADVANCED COMMUNICATIONS GROUP, INC. UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
Basis of Presentation of Unaudited Pro Forma Combined Financial Statements Unaudited Pro Forma Combined Balance Sheet as of December 31, 1997 Unaudited Pro Forma Combined Statement of Operations for the year ended
      December 31, 1996
Unaudited Pro Forma Combined Statement of Operations for the year ended
      December 31, 1997
Notes to Pro Forma Combined Financial Statements


SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Advanced Communications Group, Inc.
                              (Registrant)


Date:  August 14, 1998        /s/ Richard Anthony
                              -------------------
                              Richard Anthony
                              President and Chief Executive Officer


Date:  August 14, 1998        /s/ William H. Zimmer III
                              -------------------------
                              William H. Zimmer
                              Executive Vice President
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer)