Form 10-Q
period 1998-09-30
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1998-11-17
CIK 1047643

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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


                                (314) 205-8668
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  YES    X       NO
                                               -------       ------

As of November 13, 1998, the registrant had 19,615,865 shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------
                      Advanced Communications Group, Inc. and Subsidiaries
                      ----------------------------------------------------
                Consolidated Statements of Operations for the Three Months Ended
                ----------------------------------------------------------------
                                   September 30, 1998 and 1997
                                   ---------------------------
                                           (Unaudited)
                                                             Three Months Ended
                                                -------------------------------------------
                                                    Actual         Pro Forma       Actual
(In thousands, except per share data)           Sept. 30, 1998       <F1>         Sept. 30,
                                                                   Sept. 30,         1997
                                                                     1997
                                                --------------   -----------      ---------
REVENUES:
   Telecommunications                           $    16,904      $    10,009      $       --
   Directory                                          8,255            8,258              --
                                                -----------      -----------      ----------
      Total revenue                                  25,159           18,267              --
OPERATING COSTS:
   Cost of services                                  16,399           10,945              --
   Selling, general and administrative
      Expenses                                        9,736            6,785             796
   Depreciation and amortization                      2,921            2,313               1
                                                -----------      -----------      ----------
      Income (loss) from operations                  (3,897)          (1,776)           (797)
OTHER INCOME (EXPENSE):
   Interest expense                                    (361)              71             (72)
   Equity in loss of KINNET                            (171)            (164)             --
   Other                                                222               82              --
                                                -----------      -----------      ----------
Loss before income taxes                             (4,207)          (1,787)           (869)
Income tax benefit (expense)                            516             (359)             --
                                                -----------      -----------      ----------

      Net loss                                  $    (3,691)     $    (2,146)     $     (869)
                                                ===========      ===========      ==========

Basic and diluted earnings (loss) per share     $      (.19)     $      (.11)     $     (.11)
                                                ===========      ===========      ==========

Weighted average shares outstanding              19,615,865       19,615,865       8,223,222
                                                ===========      ===========      ==========


        See accompanying notes to consolidated financial statements.

        (1) The Company completed its initial public offering on February 18, 1998, concurrently with the acquisition of nine operating companies and a 49% interest in another company. The pro forma results were prepared giving effect to the offering and the acquisitions as if they had occurred on January 1, 1997.

                                  Advanced Communications Group, Inc. and Subsidiaries
                                  ----------------------------------------------------
                            Consolidated Statements of Operations for the Nine Months Ended
                            ---------------------------------------------------------------
                                              September 30, 1998 and 1997
                                              ---------------------------
                                                      (Unaudited)
                                                                            Nine Months Ended
                                                   ----------------------------------------------------------------
                                                   Pro Forma <F1>        Pro Forma     Actual <F2>      Actual <F2>
(In thousands, except per share data)              Sept. 30, 1998     <F1> Sept. 30,    Sept. 30,        Sept. 30,
                                                                          1997           1998              1997
                                                   --------------    --------------- -------------     ------------
REVENUES:
   Telecommunications                               $    45,876      $    33,455     $    38,661       $       --
   Directory                                             39,493           35,624          30,247               --
                                                    -----------      -----------     -----------       ----------
      Total revenue                                      85,369           69,079          68,908               --
OPERATING COSTS:
   Cost of services                                      50,631           37,637          41,327               --
   Selling, general and administrative
      expenses                                           28,671           23,172          24,330            1,462
   Depreciation and amortization                          7,828            6,876           6,686                2
   Stock-based compensation                               1,760               --           1,760               --
                                                    -----------      -----------     -----------       ----------
      Income (loss) from operations                      (3,521)           1,394          (5,195)          (1,464)
OTHER INCOME (EXPENSE):
   Interest expense                                      (1,029)            (581)           (919)            (140)
   Equity in loss of KINNET                                (446)            (658)           (360)              --
   Other                                                    597              253             568               --
                                                    -----------      -----------     -----------       ----------
Income (loss) before income taxes                        (4,399)             408          (5,906)          (1,604)
Income tax benefit (expense)                               (538)          (2,778)             60               --
                                                    -----------      -----------     -----------       ----------

      Net loss                                      $    (4,937)     $    (2,370)    $    (5,846)      $   (1,604)
                                                    ===========      ===========     ===========       ==========

Basic and diluted earnings (loss) per share         $      (.25)     $      (.12)    $      (.32)      $     (.19)
                                                    ===========      ===========     ===========       ==========

Weighted average shares outstanding                  19,615,865       19,615,865      18,179,968        8,232,276
                                                    ===========      ===========     ===========       ==========

        See accompanying notes to consolidated financial statements.

        (1) The Company completed its initial public offering on February 18, 1998, concurrently with the acquisition of nine operating companies and a 49% interest in another company. The pro forma results were prepared giving effect to the offering and the acquisitions as if they had occurred on January 1, 1997.

        (2) Actual results include the operations of the parent company for the entire nine month period and the results of the acquired operating companies only for the period February 18, 1998 to September 30, 1998.

                              Advanced Communications Group, Inc. and Subsidiaries
                              ----------------------------------------------------
                                          Consolidated Balance Sheets
                                          ---------------------------

(In thousands, except share data)                                                       (Unaudited)
                                                                               Sept. 30,         Dec. 31,
                                                                                 1998             1997
                                                                              ----------        ---------
Assets
------
Current assets:
   Cash and cash equivalents                                                  $  5,911          $    --
   Accounts receivable, net                                                     26,967               --
   Deferred costs                                                                2,641               --
   Prepaid expenses and other current assets                                     1,598               --
                                                                              --------          -------
         Total current assets                                                   37,117               --
                                                                              --------          -------

Property, plant and equipment, net                                              12,951                6
Intangible assets, net                                                         106,353               --
Equity investment in KINNET                                                     17,681               --
Other noncurrent assets                                                          5,757            2,689
                                                                              --------          -------
         Total other assets                                                    142,742            2,695
                                                                              --------          -------
                                                                              $179,859          $ 2,695
                                                                              ========          =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                                   $ 18,038          $ 2,098
   Borrowings under revolving credit facility                                   10,000               --
   Current maturities of long-term debt                                            120            3,141
   Other current liabilities                                                     2,353               --
                                                                              --------          -------
         Total current liabilities                                              30,511            5,239
Long-term obligations:
   Long-term debt (related party)                                               17,233               --
   Other non-current liabilities                                                   314               --
                                                                              --------          -------
         Total liabilities                                                      48,058            5,239
                                                                              --------          -------
Stockholders' equity:
   Preferred Stock, Series A Redeemable Convertible: 20,000,000
      authorized; 142,857 shares issued; $2,000 liquidation preference           1,122               --
   Common stock, $.0001 par value:  180,000,000 authorized;
      19,615,865 and 11,624,920 shares issued, respectively                          2               --
   Additional paid-in capital                                                  140,371            1,315
   Retained earnings (accumulated deficit)                                      (9,694)          (3,859)
                                                                              --------          -------
         Total stockholders' equity                                            131,801           (2,544)
                                                                              --------          -------
                                                                              $179,859          $ 2,695
                                                                              ========          =======


See accompanying notes to consolidated financial statements.

                               Advanced Communications Group, Inc. and Subsidiaries
                               ----------------------------------------------------
                                       Consolidated Statements of Cash Flows
                                       -------------------------------------
                                                    (Unaudited)
                                                                                    Nine months Ended
                                                                                      September 30,
                                                                              --------------------------
(In thousands)                                                                   1998             1997
                                                                              ---------         --------
Cash flows from operating activities:
   Net income (loss)                                                          $ (5,846)         $(1,604)
   Adjustments to reconcile net earnings to net cash:
      Depreciation and amortization                                              6,290                2
      Stock-based compensation expense                                           1,760               20
      Equity in loss of KINNET                                                     360               --
      Change in assets and liabilities:
         Decrease (increase) in:
            Accounts receivable, net                                            (7,536)              (1)
            Deferred costs                                                       1,985               --
            Prepaid expenses and other current assets                             (156)          (1,136)
            Other assets, net                                                   (5,252)               3
         Increase (decrease) in:
            Accounts payable and accrued liabilities                             2,460            1,402
                                                                              --------          -------
         Net cash used in operating activities                                  (5,935)          (1,314)
                                                                              --------          -------
Cash flows from investing activities:
   Cash paid for businesses acquired, net of $828 cash acquired                (83,277)              --
   Additions to property, plant and equipment, net                              (9,882)              --
                                                                              --------          -------
         Net cash used in investing activities                                 (93,159)              --
                                                                              --------          -------
Cash flows from financing activities:
   Borrowings under revolving credit facility                                   10,000            1,281
   Repayment of long-term debt                                                  (4,895)              --
   Proceeds from common stock offering, net of offering costs                   99,900               --
                                                                              --------          -------
         Net cash provided by financing activities                             105,005            1,281
                                                                              --------          -------
Net increase (decrease) in cash and cash equivalents                             5,911              (33)
Cash and cash equivalents-beginning of period                                       --               33
                                                                              --------          -------
Cash and cash equivalents-end of period                                       $  5,911          $    --
                                                                              ========          =======



See accompanying notes to consolidated financial statements.

          Advanced Communications Group, Inc. and Subsidiaries
          ----------------------------------------------------
               Notes to Consolidated Financial Statements
               ------------------------------------------
              Nine Months Ended September 30, 1998 and 1997
              ---------------------------------------------
                               (Unaudited)


1.    INTERIM RESULTS

      The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997, filed with the Securities and Exchange Commission.


2.    BASIS OF PRESENTATION

      Advanced Communications Group, Inc. ("ADG" or "Company"), a Delaware corporation, is a regional competitive local exchange carrier ("CLEC") that provides a portfolio of telecommunications services to business and residential customers primarily in seven mid-America states and publishes yellow page directories in selected markets in California, Oklahoma and Texas.

      ADG completed its initial public offering ("IPO") of its common stock, par value $.0001 per share ("Common Stock") on February 18, 1998. Cash
proceeds from the offering, net of offering costs, were $99.9 million.   Of
this amount, $84.1 million was used to pay the cash portion of the purchase price of the Acquired Companies, $3.6 million was used to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder for a five-year non-compete agreement. In connection with the IPO, the Company simultaneously acquired all of the outstanding capital stock of Great Western Directories, Inc. ("Great Western"), Valu-Line of Longview, Inc. ("Valu-Line"), Feist Long Distance Service, Inc. ("Feist"), FirsTel, Inc. ("FirsTel") and Tele-Systems, Inc. ("Tele-Systems"), substantially all of the assets of Long Distance Management II, Inc. ("LDM II"), Long Distance Management of Kansas, Inc. ("LDM of Kansas"), The Switchboard of Oklahoma City, Inc. ("Switchboard"), and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. ("KINNET") (collectively "Acquisitions" or "Acquired Companies").

      Prior to February 1998, ADG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to September 30, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1997. The pro forma financial information does not purport to represent the Company's results of operations that would have actually occurred if the IPO and the Acquisitions had in fact occurred on the date stated above. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma Consolidated Statements of Operations reflect the historical results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements. All intercompany accounts have been eliminated in consolidation.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Cash and Cash Equivalents -- For purposes of reporting cash flows, cash equivalents include highly-liquid investments purchased with a maturity of three months or less.

      Property, plant and equipment -- Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line or an accelerated method over the respective lives of the assets. The estimated useful lives of the assets range from 3 to 31 years.

      Intangible assets from business acquisitions -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years and 25 to 40 years, respectively. For the three months and nine months ended September 30, 1998, amortization expense relating to intangible assets was $2,141,000 and $5,352,000, respectively.

      Deferred costs -- At December 31, 1997, the Company had deferred certain legal, accounting, appraisal and other costs incurred in connection with the Acquisitions and the IPO. At December 31, 1997, deferred acquisition costs amounted to $929,000 and deferred offering costs amounted to $1,756,800. When the Acquisitions were completed, deferred acquisition costs were included in the determination of excess purchase price. Deferred offering costs were charged to additional paid-in capital upon the closing of the IPO.

      Deferred line acquisition costs include the direct costs incurred in connection with establishing local access line service for customers and are being amortized on a straight-line basis over the estimated life of the average customer local service contract. Deferred line costs are included in other assets.

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

      Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost; therefore, no advertising revenues are derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the periods ended September 30, 1998 and 1997.

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

      Fair value of financial instruments -- The Company's only financial instruments are cash, short-term trade receivables and payables, notes payable and capital lease obligations. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the interest rates on its notes payable and capital lease obligations represent fair market rates, and therefore their carrying value approximates fair value.

      Comprehensive Income -- The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components, however, it
has no impact on the Company's net income or stockholders' equity.   For the
quarters ended September 30,1998 and 1997, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings; therefore, comprehensive income (loss) and net income
(loss) were the same for these periods.

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

      The consideration paid for the Acquisitions included (i) cash, (ii) Common Stock, (iii) promissory notes, and (iv) options and warrants to purchase shares of Common Stock. For accounting purposes, in determining the amount to be recorded as the purchase price attributable to the shares of Common Stock issued for the Acquisitions, the value of such shares was determined to be $38.0 million, which represents a discount of twenty percent due to restrictions on the sale and transferability of the shares issued.
The following table sets forth for accounting purposes the fair value of consideration paid with respect to the Acquisitions and the assets acquired. The purchase price allocation has not been finalized due to the effect of certain tax considerations of the Acquired Companies and the final valuation of consideration paid in the form of options and warrants.

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

Pro forma information (In Thousands, except per share data):

                                                  Nine Months ended Sept. 30,
                                                  ---------------------------
                                      1997            1997           1998
                                    --------        --------       --------
Total revenues                      $89,292         $69,079        $85,369
Net income (loss)                   $(5,577)        $(2,370)       $(4,937)
Earnings (loss) per share           $  (.28)        $  (.12)       $  (.25)

5.    SUBSEQUENT EVENT

      In November 1998, the Company named Mr. Richard O'Neal, the acting Chief Executive Officer and Mr. James F. Cragg the acting President and Chief Operating Officer. Mr. O'Neal continues to serve as the President and Chief Operating Officer of the Company's yellow pages publishing subsidiary and is also a director. Mr. Cragg continues to serve as Executive Vice President of Sales and Marketing and a director of the Company, positions he has held since December 1997. The Company's former Chief Executive Officer, Richard P. Anthony, remains Chairman of the Board and will focus on strategic planning and local network installation.


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


Item 2. - Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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


RESULTS OF OPERATIONS

General

      The following table sets forth, for the periods presented, certain actual and pro forma information relating to the operations of the Company, expressed as a percentage of revenues, excluding stock-based compensation expense:

                                                Three Months Ended         Nine Months Ended
                                              ----------------------    ----------------------
                                                Actual     Pro Forma    Pro Forma    Pro Forma
                                              Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                1998         1997          1998        1997
                                              ---------    ---------    ---------    ---------
Telecommunications revenues                     67.2%        54.8%        53.7%          48.4%
Directory revenues                              32.8         45.2         46.3           51.6
                                             -------      -------      -------        -------
     Total revenues                            100.0        100.0        100.0          100.0
Cost of services                                65.2         59.9         59.3           54.5
Selling, general and administrative
     expenses                                   38.7         37.1         33.6           33.5
Depreciation and amortization                   11.6         12.7          9.2           10.0
                                             -------      -------      -------        -------
     Income (loss) from operations             (15.5)%       (9.7)%       (2.1)%          2.0%
                                             =======      =======      =======        =======

      Prior to February 1998, ADG had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to September 30, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1997. The pro forma operating information does not purport to represent the results of operations of the Company that would have actually occurred if the IPO and the Acquisitions had in fact occurred on the date stated above. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma Consolidated Statements of Operations reflect the historical results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements.


Results of operations for the three months ended September 30, 1998, compared to the pro forma results for the three months ended September 30, 1997

      Revenues for the three months ended September 30, 1998, increased 37.7% to $25.2 million from $18.3 million in the third quarter of 1997. Revenues from telecommunication services were $16.9 million, or 67.2% of total revenues, compared to $10.0 million and 54.8% of pro forma total revenue in 1997. Revenues from the telecommunications segment increased 41.8% over the comparable quarter of 1997 and 11.2% over the sequential quarter of 1998. The increase in telecommunications revenue is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long-distance services. The Company's local service revenue in the third quarter of 1998 was $5.4 million compared to third quarter 1997 local service revenue of $.2 million. Local service revenue for the third quarter of 1998, increased 60.8% sequentially over second quarter 1998 pro forma local service revenue of $3.4 million. In the three months ended September 30, 1998, the Company installed approximately 32,000 local access lines. At September 30, 1998, the Company had approximately 77,000 local access lines in service.

      Directory revenues were $8.3 million in both the 1998 and 1997 third quarter. Directory revenues were 32.8% of total revenue in the third quarter of 1998, compared to 45.2% of total revenue in the 1997 pro forma third quarter. The Company distributed seven directories in both the third quarter of 1998 and 1997. The results for the quarter include an increase in revenues of $.2 million on recurring directories which was offset by the net impact of the timing of the distribution of certain directories. The Company does not recognize revenue from a directory until a directory is substantially delivered.

      Cost of services for the three months ended September 30, 1998, increased to $16.4 million from pro forma $10.9 million in the third quarter of 1997, an increase of 50.5%. Cost of services as a percentage of total revenues was 65.2% in 1998 compared to 59.9% in 1997. The increase in the cost of service rate is due primarily to the increased costs of providing local and long distance services. Telecommunications cost of service was $12.3 million, or 72.6% of telecommunications revenues for the three months ended September 30, 1998, compared to pro forma cost of telecommunications services of $7.7 million, or 64.5% of pro forma telecommunication revenues, in the third quarter of 1997. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue. The increase in operating costs of the telecommunication segment as a percentage of telecommunication revenues in 1998 is due to higher volume of lower margin local service and also due to lower gross margins from long distance. In response to competition for long distance service, the Company reduced prices thereby lowering gross margin on long distance service. When the Company deploys its own local switching facilities, the Company expects to transition its resale customers to its own switch-based facilities. The Company believes that it will be able to achieve higher gross margins by providing telecommunications services on its own network than it can currently obtain by reselling the services of the incumbent providers. The lower gross margin in the third quarter of 1998 is also due to lower gross margins of the directory publications segment. The cost of directory publishing in the third quarter of 1998 was $4.1 million, or 50.0% of directory revenue, compared to pro forma directory costs of $4.5 million, or 54.7% of directory revenue, in the third quarter of 1997. The lower cost of directory services as a percentage of sales is due to higher advertising revenues from recurring directories exceeding the incremental costs of publishing and distribution.

      Selling, general and administrative expenses for the third quarter ended September 30, 1998, increased to $9.7 million from pro forma $6.8 million in 1997. The increase is due primarily to the direct costs associated with the higher sales volume. As a percentage of total revenues, selling and administrative expenses were 38.7% in the third quarter of 1998, and 37.1% in the same period of 1997. The increase in the expense rate is due to increased general and administrative costs as a result of the company's new organization structure, higher costs of order processing and also due to a $.4 million nonrecurring expense related to a prototype directory. The Company expects that its selling, general and administrative costs will continue to increase in absolute terms as the Company undertakes more aggressive sales, promotional and marketing programs to develop its businesses.

      Depreciation and amortization was approximately $2.9 million in the third quarter of 1998, an increase of $.6 million from pro forma depreciation and amortization of $2.3 million in 1997. Depreciation and amortization includes approximately $2.0 million of amortization in both periods relating to intangible assets resulting from the Acquisitions. The Company expects that its depreciation and amortization will continue to increase as the Company implements its strategy of installing its own network and facilities.

      Interest expense for the third quarter was approximately $.4 million in the third quarter of 1998, a decrease from pro forma interest income of $.1 million in the third quarter of 1997. The increase in interest expense is due to the additional borrowings under the Company's revolving credit facility. Other interest is primarily on debt to related parties issued as consideration for certain of the Acquired Companies.

      Income tax benefit of $.5 million was recognized in the third quarter of 1998 compared to pro forma income tax expense of $.4 million in 1997.
The decrease is due to lower taxable income in 1998 than in 1997. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

      Net loss was $3.7 million, or $.19 per share, in the three months ended September 30, 1998, compared to pro forma net loss of $2.1 million, or $.11 per share in 1997 third quarter. The increase in net loss was primarily due to higher volume of lower margin local service and lower margins from long distance service discussed above.

      Earnings before interest, taxes, depreciation, amortization, equity interest in KINNET and stock-based compensation expense (EBITDA) decreased to negative $.7 million for the three months ended September 30, 1998, from positive pro forma EBITDA of $.6 million in the third quarter of 1997. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.


Pro forma results of operations for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997

      Pro forma revenues for the nine months ended September 30, 1998, increased 23.6% to $85.4 million from $60.1 million in the first nine months of 1997. Pro forma revenues from telecommunication services were $45.9 million, or 53.7 % of pro forma total revenues, compared to $33.5 million and 48.4% of total revenues in 1997. The increase in telecommunications revenues is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long distance services. Pro forma local service revenue in the first nine months of 1998 was $8.8 million compared to $.2 million in 1997. At September 30, 1998 the Company had approximately 77,000 local access lines in service.

      Pro forma directory revenues for the nine months ended September 30, 1998, increased 10.9% to $39.5 million from $35.6 million in the first nine months of 1997. The Company distributed eighteen directories in both the first nine months of 1998 and 1997. Approximately $1.9 million of the increase is due to higher advertising revenue from recurring directories, and approximately $2.0 million of the increase is due to the net impact of the timing of the distribution of certain directories. The Company does not recognize revenue from a directory until a directory is substantially delivered.

      Pro forma cost of services for the nine months ended September 30, 1998, increased to $50.6 million from $37.6 million in 1997, an increase of 34.5%. Pro forma cost of services as a percentage of pro forma total revenues was 59.3% in 1998 compared to 54.5% in 1997. The higher cost percentage in the first nine months of 1998 is due to the telecommunications segment. Telecommunication cost of service was $39.6 million, or 79.1% of telecommunications revenues for the nine months ended September 30, 1998, compared to pro forma cost of telecommunications services of $20.9 million, or 62.6% of pro forma telecommunication revenues, in the first nine months of 1997. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue and increased long distance usage. The increase in operating costs of the telecommunication segment as a percentage of telecommunication revenues in 1998 is due to higher volume of lower margin local service and also due to lower gross margins from long distance. When the Company deploys its own local switching facilities, the Company expects to transition its resale customers to its own switch-based facilities. The Company believes that it will be able to achieve higher gross margins by providing telecommunications services on its own network than it can currently obtain by reselling the services of the incumbent providers. The lower gross margin of the telecommunications segment in the first nine months of 1998 is partially offset by higher gross margins of the directory segment. The cost of directory services in the nine months ended September 30, 1998 was $16.0 million, or 44.6% of directory revenue, compared to directory costs of $16.7 million, or 46.9% of directory revenue, in the comparable period of 1997. The lower cost of directory services as a percentage of sales is due to incremental advertising revenues from recurring directories exceeding the incremental cost associated with those revenues.

      Pro forma selling, general and administrative expenses for the nine month period ended September 30, 1998, increased to $28.7 million from $23.2 million in the same period of 1997. The increase is due primarily to the direct costs associated with the higher sales volume. As a percentage of total revenues, pro forma selling and administrative costs were 33.6% in 1998, and 33.5% in 1997. The expense rate was relatively flat as the increased spending was offset by economies of scale realized from the Company's higher sales volume. The Company expects that its selling, general and administrative costs will increase as the Company undertakes more aggressive sales and marketing programs to develop its businesses.

      Pro forma depreciation and amortization was approximately $7.8 million in the nine months ended September 30, 1998, compared to $6.9 million in the first nine months of 1997. Pro forma depreciation and amortization includes approximately $6.0 million of amortization in both periods relating to intangible assets resulting from the Acquisitions. The Company expects that its depreciation and amortization will continue to increase as the Company implements its strategy of installing its own network and facilities.

      Stock-based compensation of $1.8 million was recognized in the nine months ended September 30, 1998, relating to 300,000 stock options issued in December 1997. The options vested equally over a three-month period beginning on the date of the grant. This amount represents the remaining two thirds of the total compensation expense expected to be realized based on the estimated fair market value of the options on the date of the grant. Stock-based compensation expense of $.8 million was recognized in the fourth quarter of 1997.

      Pro forma interest expense was approximately $1.0 million in the first nine months of 1998 compared to $.6 million in the first nine months of 1997. The interest is primarily on debt to related parties issued as consideration for certain of the Acquired Companies.

      Pro forma income tax expense was $.5 million in the first nine months of 1998 compared to $2.8 million in 1997. The decrease is due to lower taxable income in the first nine months of 1998 than in the first nine months of 1997. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

      Pro forma net loss was $4.9 million, or $.25 per share, in the nine months ended September 30, 1998, compared to pro forma net loss of $2.4 million, or $.12 per share in the first nine months of 1997. The increase in net loss is due primarily to the stock-based compensation expense of $1.8 million. Excluding this item, net loss for the nine months ended September
30, 1998, would have been $3.8 million, or $.19 per share.   The increase in
net loss excluding the stock-based compensation expense is due to the higher cost of providing local service and lower margins from the Company's long distance service.

      Pro forma earnings before interest, taxes, depreciation, amortization, equity interest in KINNET and stock-based compensation expense (EBITDA) was $4.9 million for the nine months ended September 30, 1998, a decrease from $8.5 million for the nine months ended September 30, 1997. The decrease is primarily due to lower earnings from the telecommunications operations in 1998, offset partially by higher earnings from the Company directory publishing segment. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.


Actual period ended September 30, 1998

      The Company did not complete the Acquisitions until February 18, 1998, therefore, actual results include only the activity of the Acquired Companies from February 18, 1998 to September 30, 1998. For the period ended September 30, 1998, actual loss from operations was $5.2 million and net loss was $5.8 million. Excluding the stock-based compensation of $1.8 million, the Company had a loss from operations of $3.4 million and a net loss of $4.8 million. The Company had no operating revenue in 1997 and was engaged principally in activities relating to the IPO.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at September 30, 1998 was $6.6 million and its ratio of current assets to current liabilities was 1.2 to 1.0.

      On February 18, 1998, the Company completed its initial public offering and simultaneously acquired nine operating companies and a 49% interest in another company. Cash proceeds from the offering, net of offering costs, were $99.9 million. Of this amount, $84.1 million was used to pay the cash portion of the purchase price of the acquired companies, $3.6 million was used to retire debt of the

Company and the Acquired Companies, and $1.75 million was paid to a stockholder of the Company for a five-year non-compete agreement.
Stockholders of the Acquired Companies that became executive officers or directors of the Company upon the consummation of the Acquisitions received approximately $35.6 million of the cash purchase price paid for the Acquisitions.

      On August 6, 1998, the Company entered into a $25.0 million revolving credit facility with a bank. The credit facility will be used for working capital, capital expenditures and general corporate purposes. Borrowings under the facility are limited to 85% of eligible accounts receivable and interest is due at LIBOR plus 1.5% or the bank's base rate plus .5%. The credit facility expires on August 6, 1999. At September 30, 1998, the Company had outstanding borrowings of $10.0 million under this facility.

      The Company expects that it will be able to meet its short-term working capital and capital requirements from cash provided by operations and funds available under its revolving credit facility. The Company continues to evaluate other financing alternatives in order to finance its investment in network facilities and other growth strategies.

Year 2000 Issue

      This year 2000 issue is a matter of worldwide concern for carriers and affects many aspects of telecommunications technology, including the computer systems and software applications that are essential for network administration and operations. A significant portion of the voice and data networking and network management devices have date-sensitive processing in them which affect network administration and operations functions such as service activation, service assurance and billing processes.

      The Company and its vendors have evaluated the year 2000 readiness of the Company's computer systems and software applications. Certain of the Company's key processing systems have recently been implemented and the vendors of such systems have represented to the Company that the systems are compliant with the year 2000 issues without any modification and the Company will require confirmation of year 2000 compliance in its future requests for proposals from equipment and software vendors. Other legacy computer systems and software that are currently in use are not currently compliant with the year 2000 issues; however, the Company had previously planned on replacing such systems in late 1998 for general business reasons other than the year 2000 issue. The failure of the Company's computer systems and software applications to accommodate the year 2000 could have a material adverse effect on the Company's business, financial condition, results of operation and cash flow.

      Further, if the networks, and systems of the ILECs, IXCs and others on whose services the Company depends and with whom the Company's networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of the Company's networks and, as a result, have a material adverse effect on the Company. Most major domestic carriers have announced that they expect all of their network and support systems to be year 2000 functional by mid 1999. However, other domestic and international carriers may not be year 2000 functional. The

Company plans to participate in the interoperability testing processes being put in place by industry organizations and the Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any year 2000 issues. To the extent necessary, the Company may need to replace, upgrade or reprogram certain systems and software applications to ensure that all of the Company's computer systems and software applications and all of its interoperability applications are year 2000 functional. However, based on current information, the Company does not believe that it will incur costs for any replacement, upgrade or reprogramming of its existing computer systems and software applications to resolve any year 2000 issues that will be materially in excess of those currently budgeted.


PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
          -----------------

      Prior to the closing of ADG's initial public offering ("IPO") and ADG's acquisition of Great Western Directories, Inc. ("Great Western"), Richard O'Neal, the principal shareholder of Great Western and a current director of ADG, expressed disagreement with the effect of the reverse stock split involving ADG's predecessor (to be effected in connection with the consummation of the IPO) on certain warrants that had been issued to the stockholders of Great Western at the time of the execution of the initial acquisition agreement between ADG and Great Western (the "Warrants"). Consolidated Partners Founding Fund L.L.C. ("CPFF"), a stockholder of ADG's predecessor (as well as a stockholder of ADG after the consummation of the IPO) and Mr. O'Neal executed a written agreement dated February 11, 1998 agreeing to engage in good faith negotiations after the Offering to determine the type and amount of any consideration appropriately payable by CPFF to the holders of the Warrants. The written agreement further provided that if CFPP and Mr. O'Neal could not reach a negotiated settlement within forty-five days after the closing of the IPO, the matter would be referred to binding arbitration and the cost of such arbitration would be borne by CPFF. The resolution of these matters is solely between CPFF and the principal shareholder of Great Western and ADG shall have no liability with respect to the resolutions of such matter.

      While any payment will be made solely by CPFF and will not involve the assets of ADG or the issuance of additional ADG common stock or common stock equivalents, such a payment may be construed for accounting purposes as a capital contribution by CPFF and deemed a payment by ADG of additional consideration for the Great Western acquisition. This would increase the goodwill associated with the Great Western Acquisition and the related amortization charges.

      No resolution was reached between Mr. O'Neal and CPFF within 45 days following the consummation of the IPO,and this matter was referred to arbitration in accordance with the above referenced agreement between Mr.
O'Neal and CPFF. CPFF filed suit in the district court of Harris County, Texas in May 1988, seeking, among other things, an order staying arbitration.
On August 26, the court granted CPFF's motion to stay the arbitration, and ruled that the February 11 agreement was unenforceable. A hearing on plaintiff's motion for summary judgment was held on November 13, 1998, at which CPFF's motion for summary judgement sustaining CPFF's position that O'Neal was not entitled to any further considertaion was granted.

      On May 14, 1998, Plaintiff Brenda A. Baldwin ("Plaintiff") filed a three count Complaint against Great Western Directories, Inc. ("Great Western") and Richard O'Neal ("O'Neal"), President of Great Western. Plaintiff alleges that, pursuant to a decree of divorce, she received 31.25 shares of common stock of Great Western, representing 2.5% of the issued and outstanding stock of Great Western prior to January 10, 1997. Plaintiff alleges that she sold her stock to Great Western on January 10, 1997, for $225,000 as a result of certain misrepresentations and omissions by O'Neal, including a representation that Great Western was struggling financially and its prospects for the future were poor. Plaintiff also alleges that prior to the sale of her shares, Mr. O'Neal was aware of negotiations between Great Western and Advanced Communications Corp. regarding the sale of all of the shares of Great Western to Advanced Communications Corp. and that he failed to disclose this information.

      Shortly after the sale by Plaintiff, Great Western reissued the Plaintiff's shares to Plaintiff's former husband, Ron Baldwin. Mr. Baldwin, who already had an ownership interest in the company, paid $225,000 for the shares.

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

      Count I of the Complaint alleges that Great Western and O'Neal violated
Section 10b of the Securities Act of 1934 and Rule 10b-5 by reason of the alleged misrepresentations and omissions described above. Count II of the Complaint is a claim under the Texas securities laws based upon the alleged misrepresentations and omissions described above. Count III of the Complaint is a common law fraud claim also based on the alleged misrepresentations and omissions described above. Plaintiff seeks actual and punitive damages in an unspecified amount, as well as costs and attorneys' fees.

      Great Western and O'Neal have filed an answer denying the substantive allegations of Plaintiff's Complaint and denying any liability to Plaintiff. Preliminary discovery has taken place in the form of a production of documents by the parties.


Item 4.  Submission of Matters to a Vote of Securities Holders
         -----------------------------------------------------

      At the Company's Annual Meeting of Stockholders on July 29, 1998, the following matter was submitted to a vote of the Company's stockholders.

      The following directors were elected, each to hold office until the Annual Meeting to be held in 2001 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

      Names                          Votes "For"     Votes Withheld
      -----                          -----------     --------------
      Robert F. Benton               17,027,509          20,310
      James F. Craig                 17,027,909          19,910
      David M. Mitchell              16,999,909          47,910
      Marvin C. Moses                17,027,509          20,310

      Brokers were permitted to vote on the election of directors in the absence of instructions from street-name holders; broker non-votes did not occur in those matters.

      The following directors are continuing current terms expiring at the 1999 Annual Meeting of Stockholders: Messrs. Todd J. Feist, E. Clarke Garnett, Richard O'Neal and William H. Zimmer III. The following directors are continuing current terms expiring at the 2000 Annual Meeting of
Stockholders: Messrs. Richard P. Anthony, Fred L. Thurman and Reginald J. Hollinger. Mr. Rod Cutsinger was appointed a director of the Company effective November 9, 1998 to serve a term expiring at the 2000 Annual Meeting of Stockholders.

Item 5. -   Other Information
            -----------------

      On October 22, 1998, the Company issued a press release reporting certain financial results for the third quarter of 1998 and for the nine months ended September 30, 1998. Due to inadvertence, certain pro forma financial information for the nine months ended September 30, 1998 was not reported accurately. The table below sets for the pro forma information mistakenly reported in the press release and the pro forma as it should have been reported, and as it is reported on the Company's Consolidated Statement of Operations for the nine months ended September 30, 1998 contained in Item 1 or Part I of this Form 10-Q (except for EBITDA which is discussed in Item 2 of Part I).


Pro Forma Financial Information
for the Nine Months Ended September 30, 1998
(In thousands, except per share data)        As Reported         Actual
                                             -----------         ------
Selling, general and
   administrative expenses                     $27,566           $28,671
Income (loss) from operations                   (2,415)           (3,521)
Income (loss) before income taxes               (3,293)           (4,399)
Income tax expense                                (981)             (538)
Net loss                                        (4,274)           (4,937)
Basic and diluted earnings (loss)
  per share                                      $(.22)            $(.25)
EBITDA                                         $ 6,009           $ 4,903


Item 6. -   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibits

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (filed with the Securities and Exchange Commission only)

            (b)   Reports on Form 8-K

      During the quarter ended September 30, 1998, the company filed a Current Report on Form 8-K dated July 9, 1998 - Item 5 Other Events which contained the following financial statements:

ADVANCED COMMUNICATIONS GROUP, INC. UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS
Unaudited Pro Forma Combined Statements of Operations for the year ended
      December 31, 1997 and the three months ended March 31, 1997 and 1998 Unaudited Pro Forma Combining Statement of Operations for the year ended
      December 31, 1997
Unaudited Pro Forma Combining Statement of Operations for the three months ended March 31, 1998
Notes to Unaudited Pro Forma Combined Statements of Operations

ADVANCED COMMUNICATIONS GROUP, INC.
Report of Independent Auditors
Consolidated Statements of Operations for the Period from Inception (June 6,
      1996) to December 31, 1996, the year ended December 31, 1997 and the three months ended March 31, 1997 and 1998 (unaudited)
Consolidated Balance Sheets as of December 31, 1996 and 1997 and March 31,
      1998 (unaudited)
Consolidated Statements of Changes in Stockholders' Deficit for the Period
      from Inception (June 6, 1996) to March 31, 1998 (unaudited) Consolidated Statements of Cash Flows for the Period from Inception (June 6,
      1996) to December 31, 1996, the year ended December 31, 1997 and the three months ended March 31, 1997 and 1998 (unaudited)
Notes to Consolidated Financial Statements

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Advanced Communications Group, Inc.
                                 (Registrant)


Date:  November 13, 1998         /s/ James F. Cragg
                                 ------------------
                                 James F. Cragg
                                 President and Chief Operating Officer


Date:  November 13, 1998         /s/ William H. Zimmer III
                                 -------------------------
                                 William H. Zimmer
                                 Executive Vice President
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)