Form 10-K405
period 1998-12-31
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1999-03-31
CIK 1047643

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

(Mark One)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-13875

                            ------------------------

                      ADVANCED COMMUNICATIONS GROUP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                        76-0549396
        (State or other jurisdiction of                 (IRS Employer Identification No.)
        incorporation or organization)

          390 SOUTH WOODS MILL ROAD,                                  63017
        SUITE 150, ST. LOUIS, MISSOURI                             (Zip Code)
   (Address of principal executive offices)

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 18, 1999 as reported by the New York Stock Exchange, was approximately $64.3 million.

    The number of shares outstanding of the registrant's Common Stock as of March 18, 1999 was approximately 19,859,262 shares.

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                     PART I

Item 1.    Business....................................................................          3
Item 2.    Properties..................................................................          7
Item 3.    Legal Proceedings...........................................................          8
Item 4.    Submission of Matters to a Vote of Security Holders.........................          8

                                             PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters...          8
Item 6.    Selected Financial Data.....................................................         10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations................................................................         11
Item 8.    Financial Statements and Supplementary Data.................................         17
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure................................................................         34

                                             PART III

Item 10.   Directors and Executive Officers of the Registrant..........................         34
Item 11.   Executive Compensation......................................................         36
Item 12.   Security Ownership of Certain Beneficial Owners and Management..............         39
Item 13.   Certain Relationships and Related Transactions..............................         40

                                             PART IV

Item 14.   Exhibits, Financial Statements Schedules and Reports on Form 8-K............         40

                                     PART I

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. WHEN USED IN THIS FORM 10-K THE WORDS "ANTICIPATES," "INTENDS," "PLANS," "BELIEVES," "EXPECTS," "ESTIMATES" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS, INCLUDING, BUT NOT LIMITED TO, THE COMPANY'S PROJECTIONS AND ESTIMATES REGARDING CASH FLOWS, CAPITAL EXPENDITURES AND PLANNED SERVICE OFFERINGS, ARE BASED UPON MANAGEMENT'S BELIEFS, AS WELL AS ON ASSUMPTIONS MADE BY AND INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT, AND INVOLVE VARIOUS RISKS AND UNCERTAINTIES, CERTAIN OF WHICH ARE BEYOND THE COMPANY'S CONTROL. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER INCLUDE, BUT ARE NOT LIMITED TO, THOSE FACTORS IDENTIFIED IN "ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION" IN THIS FORM 10-K.

ITEM 1.  BUSINESS

    The following section describes the Company's current businesses, plans for future business and its strategy. Successful execution of these plans are contingent upon satisfying many factors, including among many items, the Company's ability to obtain adequate financing to implement the strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and"--Factors That May Affect Future Results and Financial Condition." The Company continues to explore a variety of financiang possibilities including the sale of certain assets or businesses and opportunities to raise private equity.

GENERAL

    Advanced Communications Group, Inc. ("Advanced Communications" or the "Company") is a regional competitive local exchange carrier ("CLEC") that provides integrated communications services to business and residential customers located in the Midwestern region of the United States. The Company's integrated communications services include local, long distance, Internet access, cellular and enhanced voice and data services. Advanced Communications focuses primarily on small to medium-sized businesses in Kansas, Minnesota, Nebraska, North Dakota, Oklahoma, South Dakota and Texas. As of December 31, 1998, Advanced Communications had over 125,000 local access lines in services and provided integrated communications services to over 60,000 customers. The Company also publishes yellow pages directories in certain Texas, Oklahoma and California markets that have over 40,000 advertising customers. In 1998, Advanced Communications distributed 3.4 million copies of yellow pages directories in 23 markets.

    Advanced Communications currently owns and operates telecommunications networks that include six digital switches in Kansas, Oklahoma, South Dakota and Texas and plans to install four additional switches in Texas, Minnesota and Kansas in 1999. The Company is also in the process of installing its first Class 5 switch in Wichita, KS. Advanced Communications' local exchange network architecture is designed to allow it to provide services to customers within a targeted 350-mile radius of each switch location. The Company has selected a number of central office locations of the incumbent local exchange carriers ("ILECs") for interconnection with its local exchange switches through physical collocation of its transmission electronics in the ILEC central offices and at the Company's own interconnection locations, or points of presence. In areas in which Advanced Communications does not currently have network equipment, it resells the communications services of providers such as Southwestern Bell Telephone Company, US West Communications, Inc. and others. Advanced Communications has entered into comprehensive local exchange resale agreements with Southwestern Bell, US West, affiliates of GTE Corporation and Sprint Corporation covering each of the states in which the majority of its customers are currently located. The Company has also entered into agreements with several interexchange carriers to provide switching and network transmission services for its long distance traffic and have agreements to resell cellular service in selected markets. These agreements allow Advanced Communications to offer bundled local and long distance telecommunications services without incurring substantial expenditures for the construction of network facilities.

    Advanced Communications completed its initial public offering in February 1998, at which time it acquired six telecommunications service providers, a yellow pages publisher, two telephone equipment sales and maintenance companies and its predecessor company, which was organized in 1996. For the year ended December 31, 1998, the Company had pro forma revenues of $114.2 million and pro forma earnings before interest, income taxes, depreciation, amortization and stock-based compensation ("EBITDA") of $.4 million.

EXISTING PRODUCTS AND SERVICES

    As of December 31, 1998, Advanced Communications was providing local, long distance, Internet access, cellular and other enhanced telecommunications services to over 60,000 business and residential customers in its markets. Advanced Communications currently provides its local services on a resale basis through Southwestern Bell, US WEST and GTE. The Company also publishes yellow pages directories serving 23 market areas in Texas, Oklahoma, and California with over 40,000 advertising customers.

    LOCAL SERVICES. Advanced Communications primarily offers local dial tone, private line service and value-added services such as call waiting, caller ID and voice mail, on a resale basis through Southwestern Bell, US WEST and GTE. The Company intends to continue to purchase local telephone services from ILECs on a wholesale basis and resell such services to business and residential customers. As of December 31, 1998, Advanced Communications was authorized to resell local service in Iowa, Kansas, Minnesota, Montana, Nebraska, North Dakota, Oklahoma, South Dakota, Texas and Wyoming. Advanced Communications is also seeking authorization to resell local services in Arkansas, Colorado and Missouri. The Company intends to seek facilities-based CLEC certification in its targeted states and in contiguous states. Advanced Communications plans to deploy its own switching platforms and transmission facilities using owned and leased trunking capacity and leased unbundled network elements and DS-1 services to interconnect to its customers as the demand for its services justifies such expenditures.

    ONE PLUS LONG DISTANCE SERVICES. Advanced Communications offers traditional outbound switched services which allow customers to make long distance calls by dialing "1" plus the area code and phone number. Customers choose Advanced Communications as their long distance provider by placing an order with the Company.

    LONG DISTANCE DEDICATED SERVICES. For certain high volume customers, Advanced Communications offers a dedicated access line which bypasses the ILEC. The Company's switch is directly connected to the end users instead of switching through an ILEC. The customer's per minute rates are lower and ILEC originating access fees are eliminated.

    TOLL FREE 800/888/877 SERVICES. Advanced Communications offers toll-free service so that calls are paid by the party receiving the call.

    CELLULAR SERVICES. Advanced Communications offers cellular service on a resale basis to customers in Idaho, Iowa, Minnesota, Montana, Nebraska, North Dakota and South Dakota. The Company typically offers cellular service as part of a comprehensive package of telecommunications services to its business and residential customers.

    YELLOW PAGES PUBLISHING. Advanced Communications' yellow pages business derives its revenue primarily from the sale of advertising space in its directories. During the year ended December 31, 1998, the Company produced and distributed approximately 3.4 million copies of yellow pages directories in 23 markets in Oklahoma, Texas and California, including in many of the Company's target telecommunications markets. Advanced Communications is preparing to enter into one new market in 1999 and one new market in 2000. The Company continuously evaluates whether to publish additional directories in contiguous markets.

PLANNED PRODUCTS AND SERVICES

    ENHANCED SERVICES. Advanced Communications' planned network design and technology will permit it to offer a full range of enhanced services to complement its basic switched local and long distance services. The demand for these value-added, higher margin services, including the demand for high speed data transmission services, is being driven primarily by the significant growth in Internet usage and the growing complexity of the telecommunications requirements of the Company's customers. Advanced Communications will have the capability to provide an integrated turnkey solution to all of its customers' voice, data and video transmission requirements, including the following enhanced services: internet access, web hosting and enhanced internet business services, transparent LAN services, and frame relay.

    WHOLESALES SERVICES. Advanced Communications intends to offer its local and Internet access services on a wholesale basis to selected Internet service providers. The Internet service providers will be able to obtain additional network capacity by accessing the Company's switches, which would help eliminate some of the congestion produced by the rapid growth of Internet users.

BUSINESS STRATEGY

    Advanced Communications believes that the Telecommunications Act of 1996, by opening the local exchange markets to competition, and the ongoing deregulation of the telecommunications industry, have created significant opportunities for CLECs such as the Company that can offer bundled communications services at lower prices than the ILECs. Advanced Communications' original and present business strategy is to establish a loyal customer base by focusing on underserved business customers in smaller markets and providing them with bundled local and long distances services that are billed on a single statement. The Company then plans to deploy digital switching platforms with local and long distance capability and lease fiber trunking capacity to connect its switches with its transmission equipment collocated in the ILEC central offices. The key components of Advanced Communications' business strategy include the following:

    CONCENTRATE ON SMALLER REGIONAL MARKETS. Advanced Communications focuses its marketing and expansion activities on small to mid-sized cities in the Midwestern United States. These cities present the Company with attractive opportunities since the ILECs have placed a lower priority on defending their market share and installing advanced network infrastructure in these smaller markets. The regional concentration of Advanced Communications' targeted market also permits the Company to penetrate the potential customer base in a cost-efficient manner and enables it to achieve the necessary collocations and rapidly interface with the ILECs. This is an important competitive advantage, as customers often choose a provider based on the speed with which new services can be installed and provided.

    TARGET CUSTOMERS WITH MULTIPLE SERVICE REQUIREMENTS. The Company's primary targeted customer base of small and medium-size businesses seek cost effective solutions for all of their telecommunications needs. Advanced Communications believes these customers have been generally neglected by the ILECs, who tend to focus on larger business customers and do not have marketing and customer service programs designed specifically to address the needs of small to medium sized businesses. Advanced Communications offers these customers "one-stop shopping" by integrating all of its services, including bundled third-party services, and providing them with a single sales contact and one easy-to-read billing statement.

    CAPITALIZE ON LOCAL PRESENCE TO GAIN MARKET SHARE. Advanced Communications' experienced, local sales team and technical support staff are able to provide its customers with personalized communications solutions. The Company believes this gives it a competitive advantage in its target markets, over the ILECs who generally do not have significant local sales and technical personnel in those markets. Advanced

Communications expects to strengthen brand awareness by tailoring its marketing programs and advertising campaigns in each local market.

    TARGET ESTABLISHED CUSTOMER BASE FOR CROSS-SELLING. Advanced Communications believes that its established base of long distance and yellow page customers represents a substantial untapped customer base for cross-selling its services, as only a small portion of such customers currently subscribe to its other services. The Company believes that their familiarity with its brand name and the potential discounts associated with comprehensive service packages will make these customers highly receptive to the Company's cross-selling efforts.

    EXPAND GROSS MARGINS THROUGH COST-EFFICIENT DEPLOYMENT OF NETWORK FACILITIES. Once the Company has a sufficient customer base and traffic volume in a certain area on a reselling basis to justify investing in its own facilities, the Company will install its own switches and transmission equipment using a network architecture that minimizes the extent of investment. The Company plans to cost effectively access its customers on a broad geographic area by interconnecting in ILEC central offices, leasing local and intercity transmission capacity and acquiring network capacity from the ILECs in the form of unbundled loops and DS-1 service. Adding its own digital switching platforms to leased bandwidth provides the technology typically used in more developed commercial areas in offering enhanced services to our targeted smaller markets. The Company also plans to deploy packet-based switching platforms, which, along with its circuit-based switches, will enable the Company to offer a flexible, comprehensive service package. If a particular market justifies the additional investment, the Company will collocate in additional ILEC central offices, establish additional point of presence locations for its transmission equipment and construct its own "last mile" transport to selected customers. The Company believes this incremental approach will result in lower initial capital expenditures will allow the Company to penetrate a broad geographic area served by multiple ILEC end offices and enter new markets more quickly, and reduces the costs associated with building its own system -- all of which should contribute to improved gross margins.

    PROVIDE HIGHER MARGIN ENHANCED SERVICE OFFERINGS. The Company believes that its network design and technology will allow it to deliver an integrated package of enhanced services to complement its basic switched voice transmission services. These services, certain of which it offers currently on a resale basis, include:

    - enhanced local features such as conference calling, speed dialing, call waiting, voice mail, call forwarding, caller ID, last number redial and return calling;

    - Advanced Intelligent Network services such as end-user time-of-day routing and local number portability;

    - Internet services for both retail customers and Internet Service Providers, including dedicated and dial-up high speed Internet access, Web page design and support, and Web server hosting;

    - high speed ATM and frame relay digital packet-switched data transmission and video transport services; and

    - LAN to LAN interconnect services.

    ENHANCE SERVICE DELIVERY CAPABILITIES WITH INSTALLATION OF NEW OPERATIONAL SUPPORT SYSTEM. Advanced Communications plans to install a computerized back office system to facilitate organized, efficient order management, service provisioning, trouble management, billing and collection and customer service. Until this system is operational, the Company plans to enter into an agreement with a service bureau to handle its back office functions. The system Advanced Communications is installing is scalable and flexible to support its expected future back office requirements. When installed, this system will:

    - minimize the time to initiate local and long distance services for new customers internally and through the ILEC;

    - provide detailed and customized customer billing information;

    - respond quickly to customers' needs and information requests; and

    - monitor and analyze traffic, financial and operating trends.

    The Company intends to actively negotiate arrangements to "electronically bond" its platform with its trading partner's, including ILECs and other service providers, to expedite electronic flow-through order processing. Advanced Communications has engaged an experienced team of engineering and information technology professionals to develop these back office systems, which will give it a competitive advantage over companies using legacy systems.

    INCREASE SIZE AND PRODUCTIVITY OF DIRECT TELECOMMUNICATIONS SALES FORCE AND CUSTOMER CARE ORGANIZATION. Advanced Communications intends to recruit and retain a motivated, experienced direct local sales force and customer care representatives. Advanced Communications has implemented a 100% commission-based compensation system for its sales force. The Company has expanded its telecommunications sales force from 45 people at February 1, 1998 to over 200 in 24 offices in seven states at December 31, 1998. Advanced Communications has also expanded its customer care organization from approximately 160 representatives at February 1, 1998 to approximately 250 representatives at December 31, 1998.

    LEVERAGE ESTABLISHED DIRECTORIES BUSINESS. Advanced Communications' existing yellow pages directories business provides consistent cash flow to fund a portion of its capital and operating requirements. The Company intends to leverage its established market positions in its directories business through joint marketing its directories and telecommunications services, in order to increase brand awareness and attract new customers to its telecommunications services. Advanced Communications continues to use the opening sections of many of its directories as a product catalog to showcase its communications services. The Company's strategy for its directories business is to publish new directories and make selective acquisitions. Advanced Communications intends to target markets that are contiguous to its existing markets and use its established sales infrastructure, brand name recognition and existing advertising customers and readership, to minimize the costs associated with launching new directories.

    LEVERAGE PROVEN MANAGEMENT TEAM. Advanced Communications' senior management team is comprised of proven, experienced telecommunications executives with in-depth knowledge of local and long distance exchange services, particularly in its current markets. Richard O'Neal, the acting Chief Executive Officer, founded Great Western Directories, Inc., one of the largest independent publishers of yellow pages, which was acquired by the Company in its initial public offering. James F. Cragg, the President and Chief Operating Officer, has held executive positions with MCI, Snyder Communications and, most recently, Brooks Fiber Properties, Inc. The Company's Chief Financial Officer, William H. Zimmer III, spent over 15 years at Cincinnati Bell, where he served in various senior management capacities. Other key members of the Company's management team have significant experience in network operations, sales and marketing, billing and collection, back office support systems and finance.

EMPLOYEES

    At December 31, 1998, the Company had 1,020 employees. Of these, 348 were in its yellow pages publishing operations and 672 were in its telecommunications operations.

ITEM 2. PROPERTIES

    The Company owns office buildings in Amarillo and Longview, Texas and leases office space for its customer service centers in Dallas, Texas; Oklahoma City, Oklahoma; Wichita, Kansas; Sioux Falls, South Dakota. The Company also leases its Corporate Headquarters in St. Louis, Missouri, as well as various sales offices throughout its geographic territory. The leases for these offices expire at various times through January 2008.

    The Company may lease or purchase additional space for general office use or to house network switching equipment in connection with the expansion of its business.

ITEM 3. LEGAL PROCEEDINGS

    During the fourth quarter of 1998, the lawsuit filed against Great Western Directories, Inc. ("Great Western") one of the Company's wholly owned subsidiaries, and Mr. Richard O'Neal, President of Great Western, President of the Company's Directories Services Group, the Company's acting Chief Executive Officer and a director, by Brenda Baldwin, was settled and the lawsuit was dismissed. The plaintiff in the action alleged violation of Section 10b of the Securities Exchange Act of 1934 and Rule 10b-5 and violation of the Texas securities laws. Under the terms of the settlement, neither Mr. O'Neal nor the Company was required to pay any money to the plaintiff.

    As is the case with many companies, the Company faces exposure to actual or potential claims and lawsuits involving its business and assets. The Company is currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to the business of the Company. The Company believes that any liabilities resulting from such claims should not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matter to a vote of its stockholders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

(A) PRINCIPAL MARKET

    The Company's common stock is traded on the New York Stock Exchange under the symbol "ADG". The Company is authorized to issue 180,000,000 shares of Common Stock, par value $.0001 per share and 20,000,000 shares of preferred stock, par value $.0001 per share. At March 18, 1999, 19,859,262 shares of Common Stock and 142,857 shares of Series A Redeemable Convertible Preferred Stock were outstanding.

(B) STOCK PRICE AND DIVIDEND INFORMATION

                                    MARKET PRICE
                                --------------------     DIVIDENDS
 YEAR ENDED DECEMBER 31, 1998     HIGH        LOW        PER SHARE
------------------------------  ---------  ---------  ---------------
1st Quarter (from February 18,
  1998)                         $   17.00  $   12.69            --
2nd Quarter                         16.00       6.63            --
3rd Quarter                         12.94       4.88            --
4th Quarter                          7.19       3.00            --

    No dividends have been paid on the Common Stock since the Company's inception. It is the Company's current intention to retain its earnings, if any, to finance the expansion of its business and for general corporate purposes and the Company expects that it will not pay any dividends for the foreseeable future. The Company's revolving credit facility restricts dividend payments and any new credit facility which the Company may obtain for working capital requirements in the foreseeable future may also place limitations on the payment of dividends (except for dividends payable in Common Stock and certain preferred stock). The Company is exploring alternatives with respect to credit facilities.

(C) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    As of March 18, 1999, there were 161 owners of record of the Common Stock. On that date, the closing price of the Common Stock on the NYSE was $4.88.

(D) RECENT SALES OF UNREGISTERED SECURITIES

    On November 16, 1998, the Company acquired by merger all of the issued and outstanding capital stock of Telecom Resources, Inc. ("TRI") from the shareholders of TRI for 477,538 shares of common stock of the Company at a per share price of $4.29 per share. TRI was a privately held company, the capital stock of which was held by a limited number of stockholders. The shares of Company common stock issued by the Company to the TRI shareholders as merger consideration, were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the exemption from registration afforded by
Section 3(B) and 4(2) of the Securities Act.

    In support of the applicability of the aforementioned exemption from registration, each person receiving the unregistered shares of Company common stock represented to the Company that: (i) such person, by reason of such person's business or financial experience, could be reasonably assumed to have the capacity to protect his/her own interest in connection with the transaction,
(ii) such person was familiar with the operations and business of TRI, it subsidiaries and the Company and had an opportunity to review the financial statements, business plan, books and records of both TRI and the Company and to meet with and ask questions of and receive answers from the officers and directors and other senior executives and representatives of each company, (iii) that such person fully understood the nature and risks of his/her investment in the Company common stock and could afford a total loss of the investment, (iv) such person's investment in the Company Common Stock was not disproportionate to his/her other investments or his/her net worth, and (v) the aquisition of the Company common stock in connection with the merger transaction was solely for such person's own account for investment purposes and not for the account of any other person and not with a view to or for sale in connection with any distribution, assignment or resale of the Company common stock.

ITEM 6. SELECTED FINANCIAL DATA
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                            PRO FORMA (UNAUDITED)                       ACTUAL
                                         ----------------------------  -----------------------------------------
                                           YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,    INCEPTION TO
                                         ----------------------------  ---------------------------  DECEMBER 31,
                                             1998           1997           1998           1997          1996
                                         -------------  -------------  -------------  ------------  ------------
Revenues:
  Telecommunications...................  $      66,853  $      46,045  $      59,638  $    --        $   --
  Directory............................         47,336         43,247         38,090       --            --
                                         -------------  -------------  -------------  ------------  ------------
    Total revenues.....................        114,189         89,292         97,728       --            --
Operating costs:
  Cost of services.....................         71,466         50,435         62,162       --            --
  Selling, general and administrative
    expenses...........................         42,274         30,705         37,933         2,071          649
  Depreciation and amortization........         10,862          9,306          9,720             3       --
  Stock-based compensation.............          1,760            870          1,760           870       --
                                         -------------  -------------  -------------  ------------  ------------
  Loss from operations.................        (12,173)        (2,024)       (13,847)       (2,944)        (649)
Other income (expense):
  Interest expense.....................         (1,955)          (775)        (1,845)         (256)         (10)
  Equity in loss of KINNET.............           (577)          (854)          (491)      --            --
  Loss on sale of KINNET...............         (2,399)      --               (2,399)      --            --
  Other................................            873            253            844       --            --
                                         -------------  -------------  -------------  ------------  ------------
Loss before income taxes...............        (16,231)        (3,400)       (17,738)       (3,200)        (659)
Income tax expense (benefit)...........         (5,555)         2,177         (6,459)      --            --
                                         -------------  -------------  -------------  ------------  ------------
      Net loss.........................  $     (10,676) $      (5,577) $     (11,279) $     (3,200)  $     (659)
                                         -------------  -------------  -------------  ------------  ------------
                                         -------------  -------------  -------------  ------------  ------------
Basic and diluted loss per share.......  $        (.54) $        (.28) $        (.61) $       (.39)  $     (.08)
                                         -------------  -------------  -------------  ------------  ------------
                                         -------------  -------------  -------------  ------------  ------------
Weighted average common
  shares outstanding...................     19,646,001     19,615,865     18,593,947     8,230,006    8,227,736
                                         -------------  -------------  -------------  ------------  ------------
                                         -------------  -------------  -------------  ------------  ------------

CONSOLIDATED BALANCE SHEET DATA
(IN THOUSANDS)

                                                                                              DECEMBER 31,
                                                                                    --------------------------------
                                                                                       1998       1997       1996
                                                                                    ----------  ---------  ---------
                                                                                             (IN THOUSANDS)
Cash and cash equivalents.........................................................  $   13,734  $  --      $      33
Working capital (deficit).........................................................         761     (5,239)      (689)
Total assets......................................................................     214,368      2,695         92
Total debt, including current portion.............................................      35,158      3,141        575
Redeemable convertible preferred stock............................................       1,122     --         --
Stockholders' equity (deficit)....................................................     131,584     (2,544)      (632)

ITEM 7.MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    On February 18, 1998, the Company completed its initial public offering
(IPO). In connection with the IPO, the Company simultaneously acquired nine operating companies and a 49% interest in KIN Network, Inc. (KINNET) (collectively, the Acquired Companies or the Acquisitions). Prior to February 1998, the Company had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to December 31, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1997.

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

    The following table sets forth, for the periods presented, certain pro forma information relating to the operations of the Company, expressed as a percentage of revenues, excluding stock-based compensation expense:

                                                                         PRO FORMA
                                                                    YEAR ENDED DECEMBER
                                                                             31
                                                                    --------------------
                                                                      1998       1997
                                                                    ---------  ---------
Telecommunications revenues.......................................       58.5%      51.6%
Directory revenues................................................       41.5       48.4
                                                                    ---------  ---------
          Total revenues..........................................      100.0      100.0
Cost of services..................................................       62.6       56.5
Selling, general and administrative expenses......................       37.0       34.4
Depreciation and amortization.....................................        9.5       10.4
                                                                    ---------  ---------
          Income (loss) from operations...........................       (9.1)%      (1.3)%
                                                                    ---------  ---------
                                                                    ---------  ---------

RESULTS OF OPERATIONS

PRO FORMA RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998, COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

    Pro forma revenues for the year ended December 31, 1998 increased 27.9% to $114.2 million from $89.3 million in 1997. Pro forma revenues from telecommunication services were $66.9 million and 58.5% of pro forma total revenues, compared to $46.0 million and 51.6% of total pro forma revenues in 1997. The $20.8 million, or 45.2%, increase in telecommunications revenues is due primarily to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long distance services. Pro forma local service revenue in 1998 was $20.4 million compared to $1.6 million in 1997. At December 31, 1998, the Company had approximately 125,000 local access lines in service compared to 18,000 at December 31, 1997.

    Pro forma directory revenues for the year ended December 31, 1998 increased 9.5% to $47.3 million from $43.2 million in 1997. The Company distributed twenty-three directories in 1998 and twenty-four directories in 1997. Two directories, which accounted for $.9 million of revenue in 1997, were discontinued in 1998. This decrease in revenue was offset by $2.6 million of revenue for another directory that was recognized in 1998 but not in 1997 because the timing of distribution resulted in no revenue in 1997. The Company does not recognize revenue from a directory until a directory is substantially delivered. Excluding the impact of these nonrecurring directories, pro forma revenues from recurring directories increased 5.7%.

    Pro forma cost of services for the year ended December 31, 1998 increased to $71.5 million from $50.4 million in 1997, an increase of 41.7%. Pro forma cost of services as a percentage of pro forma total revenues was 62.6% in 1998 compared to 56.5% in 1997. The higher cost percentage in 1998 is due to the mix of services provided as the telecommunications segment represents a larger portion of services. Telecommunication cost of service was $49.4 million, or 73.8% of telecommunications revenues for the year ended December 31, 1998, compared to pro forma cost of telecommunications services of $29.7 million, or 64.5% of pro forma telecommunications revenues in 1997. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service. The increase in operating costs of the telecommunications segment as a percentage of telecommunications revenues in 1998 is due to higher volume of lower margin local service. Local service revenue accounted for 17.9% of revenues in 1998 compared to 1.8% in 1997. When the Company is able to deploy its own local switching facilities, the Company expects to transition its resale customers to its own switch-based facilities. The Company believes that it will be able to achieve higher gross margins by providing telecommunications services on its own network than it can currently obtain by reselling the services of the incumbent providers. The lower gross margin of the telecommunications segment in 1998 is partially offset by higher gross margins of the directory segment. The cost of directory services in 1998 was $22.1 million, or 46.7% of directory revenue, compared to directory costs of $20.8 million, or 48.0% of directory revenue, in 1997. The lower cost of directory services as a percentage of sales is due to incremental advertising revenues from recurring directories exceeding the direct incremental cost associated with those revenues.

    Pro forma selling, general and administrative expenses for the year ended December 31, 1998, increased to $42.3 million from $30.7 million in 1997. The increase in gross dollars is due primarily to the direct costs associated with the higher sales volume. As a percentage of total revenues, pro forma selling and administrative costs were 37.0% in 1998, and 34.4% in 1997. The expense rate increased in 1998 due to general and administrative costs associated with the Company's new organization structure as a public company. The Company expects that its selling, general and administrative costs will increase as the Company undertakes more aggressive sales and marketing programs to develop its businesses.

    Pro forma depreciation and amortization was approximately $10.9 million in 1998, compared to $9.3 million in 1997. Pro forma depreciation and amortization includes approximately $8.3 million of amortization in both periods relating to intangible assets resulting from the Acquisitions. The Company expects that its depreciation and amortization will continue to increase as the Company implements its strategy of installing its own network and facilities.

    Stock-based compensation expense of $1.8 million was recognized in the year ended December 31, 1998, compared to $.9 million in 1997. This expense relates to 300,000 stock options issued in December 1997. The options vested equally over a three-month period from the date of the grant. These amounts represent the total compensation expense based on the estimated fair market value of the options on the date of the grant and the exercise price.

    Pro forma interest expense was approximately $2.0 million in 1998 compared to $.8 million in 1997. The increase in interest expense is due to borrowings under the Company' revolving credit agreement used for general corporate purposes including financing 1998 capital expenditures.

    Pro forma 1998 results include a $2.4 million loss relating to the Company's sale of its entire 49% interest in KINNET back to the original owner of KINNET for $10.0 million in cash, 225,000 shares of the Company's common stock, valued at $0.9 million, and the indefeasible right to use (IRU) certain network facilities of KINNET valued at $7.0 million. The sale of the KINNET stock resulted in a $2.4 million loss due to the tax impact associated with this sale. This tax impact is considered a component of other income (expense) rather than a component of income tax expense. The effect of this transaction allowed the Company to realize the benefit of net operating losses.

    Pro forma income tax benefit was $5.6 million in 1998 compared to $2.2 million income tax expense in 1997. The decrease is due to higher operating losses in 1998 than in 1997.

    Pro forma net loss was $10.7 million, or $.54 per share, in 1998, compared to pro forma net loss of $5.6 million, or $.28 per share, in 1997. The increase in net loss includes the effect of the following items: a loss on the sale of KINNET of $2.4 million, a tax credit of $1.2 million from eliminating a valuation allowance relating to the realization of future income tax benefits and stock-based compensation expense of $1.8 million. Excluding these items, pro forma net loss for the year ended December 31, 1998, would have been $8.3 million, or $.42 per share, compared to net loss of $5.0 million, or $.25 per share, in 1997. The increase in net loss excluding these items is due primarily to the increase in local service business as this product has lower margins than the Company's other services. Also impacting the higher net loss in 1998 is the aforementioned increase in selling and administrative costs.

    Pro forma earnings before interest, taxes, depreciation, amortization, equity interest in KINNET and stock-based compensation expense (EBITDA) was positive $.4 million for the year ended December 31, 1998, a decrease from $8.2 million in 1997. The decrease is primarily due to lower earnings from the telecommunications operations in 1998, offset partially by higher earnings from the Company's directory publishing segment. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA may not be comparable to similarly titled disclosures of other companies or could be defined differently.

    The Company did not complete the Acquisitions until February 18, 1998; therefore, actual results include only the activity of the Acquired Companies from February 18, 1998 to December 31, 1998. For the year ended December 31, 1998, actual loss from operations was $13.8 million and net loss was $11.3 million, or $.61 per share. Excluding the loss on sale of KINNET of $2.4 million, the benefit from the valuation allowance reversal of $1.2 and the stock-based compensation expense of $1.8 million, the Company had a net loss of $9.0 million, or $.48 per share. The Company had no operating revenues in 1997 and was engaged principally in activities relating to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at December 31, 1998 was $.8 million and its ratio of current assets to current liabilities was 1.02.

    On February 18, 1998, the Company completed its IPO and simultaneously acquired nine operating companies and a 49% interest in another company. Cash proceeds from the offering, net of offering costs, were $99.9 million. Of this amount, $84.1 million was used to pay the cash portion of the purchase price of the acquired companies, $3.6 million was used to retire debt of the Company and the Acquired Companies, and $1.75 million was paid to a stockholder of the Company for a five-year non-compete agreement. Consequently, available cash remaining from the offering was approximately $10.5 million.

    When the initial public offering occurred the Company was engaged in negotiating a line of credit facility for $25.0 million with a financial institution. The amount of such a facility with the residual cash from the offering, was considered adequate to cover the costs of integrating the Company's operations and providing for its initial working capital needs. In August 1998, the Company finalized its arrangements with the financial institution for a $25.0 million, one-year revolving credit facility and, at December 31, 1998, had drawn down $17.0 million against this facility.

    From the date of the initial public offering on February 18, 1998, through December 31, 1998, the Company experienced an after-tax use of cash in operations of $8.8 million. This is due primarily to start-up costs included in selling, general and administrative expense and line acquisition costs related to the Company's growing local access business. During this period, the Company also invested $16.7 million in additional property and equipment, including the development of integrated back-office systems and furniture, fixtures and computer equipment for its 24 sales offices. Because of its net use of cash in operations, the Company used $17.0 million from the CIBC credit facility to finance these additions to property and equipment.

    Management recognized that additional sources of cash would be required to implement the Company's BUILD SMART strategy for capital expenditures, to effect further acquisitions, and to re-finance the one-year CIBC credit facility. On a forward-looking basis, the Company's capital expenditure budget calls for spending approximately $226.0 million over the five-year period beginning in 1999. This plan calls for expenditures of approximately $58.0 million in 1999, $54.0 million in 2000, $44.0 million in 2001, $37.0 million in 2002, and $33.0 million in 2003. Substantially all of these expenditures will be for the deployment of cost-efficient network facilities. Assuming these capital expenditures were financed with a combination of high yield debt, bank debt and equipment financing, management estimates that the Company's cash from operations will turn positive in 2002. Alternatively, if these expenditures are postponed because no incremental capital is available to the Company, management believes the Company's strategy would be modified to focus solely on operations that currently produce positive cash flow.

    Prior to and since finalization of the CIBC credit facility, management has explored a number of financing options, including the issuance of high yield debt, long-term bank financing, and equipment financing. However, because of a general tightening in the markets for new credit, the Company's underwriters and potential creditors have repeatedly advised management of the need for either an equity infusion or sale of certain assets in order to support any substantive, long-term credit facility.

    This condition led management to evaluate the utility value of the Company's assets and to explore the possibility of a private equity infusion and subordinated debt. In the course of evaluating its assets the 49% interest in KINNET was identified as an asset with a substantial liquidation value and one with an operational value that could be leveraged to provide significant future benefits. Accordingly, in November 1998, management began negotiations with the original owner of KINNET for the sale of the Company's interest. In December 1998, the Company sold this interest back to its original owner for $10.0 million in cash, 225,000 shares of the Company's common stock (valued at $0.9 million), and the indefeasible right to use certain network facilities of KINNET (valued at $7.0 million).

    In addition to selling the KINNET interest, management has considered and continues to consider various possibilities for the sale of certain assets or businesses. The Company also continues to explore proposals for raising private equity. If consummated, these alternatives would represent a means of generating sufficient liquidity to facilitate a debt offering, a financing that is critical to implementing the Company's business strategy.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

ANTICIPATED OPERATING LOSSES AND NEGATIVE CASH FLOWS

    Although the Company was EBITDA positive on a pro forma basis in 1998, the Company expects to generate losses and expects to become EBITDA negative while it focuses on further development of its telecommunications services business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." There can be no assurance that the Company will be able to sufficiently increase its revenue base or to achieve and sustain profitability and generate sufficient cash flows to meet its working capital, capital expenditure and debt service requirements, which could have a material adverse effect on the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

INCREASED LEVERAGE; ABILITY TO SERVICE INDEBTEDNESS

    As of December 31, 1998, the Company had total consolidated indebtedness of $35.2 million and stockholders' equity of $131.2 million. To fully implement the Company's current development plans and to fund any future expansion not contemplated by the Company's current development plans, the Company will be required to secure additional financing.

    The Company's degree of financial and operating leverage could have important consequences to the Company's future prospects, including the following: (i) limiting the ability of the Company to obtain additional financing for its working capital, capital expenditure and debt service requirements or other purposes; (ii) requiring that a substantial portion of the Company's cash flow from operations, if any, be dedicated to the payment of principal of and interest on its indebtedness; (iii) limiting its flexibility in planning, or reacting to, changes in its business; (iv) making the Company more highly leveraged than some of its competitors, which may place it at a competitive disadvantage; (v) making it more difficult for the Company to meet its obligations; and (vi) making the Company more vulnerable to a downturn in its business or in the markets in which it operates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    The Company's ability to meet its debt service obligations with respect to existing and future indebtedness will depend upon its revenue generating capacity and ability to control expenses, which will be affected by prevailing economic conditions and financial, business and other factors, many of which are beyond the Company's control. There can be no assurance that the Company's operations will generate sufficient cash flow at levels that will be sufficient to repay its indebtedness.

SIGNIFICANT CAPITAL REQUIREMENTS AND NEED FOR ADDITIONAL FINANCING

    Implementation of the Company's current development plans and the funding of anticipated operating losses will require significant capital. The Company currently estimates that its aggregate capital requirements for network deployment planned through the end of 2000 will be approximately $112.0 million. In addition, the Company will continue to evaluate additional revenue-generating opportunities and other strategic initiatives in each of its businesses and, if attractive opportunities develop, it may determine to make the investments necessary to enable the Company to realize all of its strategic objectives. The Company's failure to generate or raise sufficient funds may compel it to delay or forego expansion plans or opportunities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

    ADG's expectations of future capital requirements are based on the Company's current estimates. The amount and timing of the Company's capital requirements could change if, among other things, (i) ADG's current development plans or revenue or cost projections change or prove to be inaccurate, (ii) the Company pursues additional revenue-generating opportunities or effects any significant acquisitions or joint ventures, or (iii) the Company alters the schedule or scope of its network deployment plans. The amount and timing of the Company's capital requirements may also change as a result of the demand for its products and services and regulatory, technological and competitive developments affecting the Company (including new opportunities). There can be no assurance that the Company's actual capital requirements will not be significantly higher or lower than its current estimates.

TELECOMMUNICATIONS BUSINESS DEVELOPMENT AND EXPANSION RISKS

    The success of the Company's telecommunications services business depends, among other things, upon the Company's ability to assess potential markets; obtain and maintain required governmental and regulatory authorizations, franchises and permits; secure financing; market to, sell and provision new and existing customers; implement needed interconnections and collocations with ILEC facilities; lease adequate trunking capacity from ILECs or other CLECs; purchase and install switches; develop and implement efficient OSS and other back office systems; control costs; and attract, assimilate and retain additional qualified sales and technical personnel.

YEAR 2000 ISSUE

    The year 2000 issue is a matter of worldwide concern for carriers and affects many aspects of telecommunications technology, including the computer systems and software applications that are essential for network administration and operations. A significant portion of the voice and data networking and network management devices have date-sensitive processing in them which affect network administration and operations functions such as service activation, service assurance and billing processes.

    The Company and its vendors have evaluated the year 2000 readiness of the Company's computer systems and software applications. Certain of the Company's key processing systems have recently been implemented and the vendors of such systems have represented to the Company that the systems are compliant with the year 2000 issues without any modification. The Company will require confirmation of year 2000 compliance in its future requests for proposals from equipment and software vendors. Other legacy computer systems and software that are currently in use are not currently compliant with the year 2000 issues; however, management had previously planned on replacing or upgrading such systems for business reasons other than the year 2000 issue. These replacements and upgrades are expected to be completed by September 30, 1999. The failure of its computer systems and software applications to accommodate the year 2000 could have a material adverse effect on the Company's business, financial condition, results of operation and cash flow.

    Further, if the networks, and systems of the ILECs, interexchange carriers and others on whose services the Company depends and with whom its networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of the Company's networks and, as a result, have a material adverse effect on the Company. Most major domestic carriers have indicated that they are addressing their network and support systems to make them year 2000 functional. However, other domestic and international carriers may not be year 2000 functional. The Company plans to participate in the interoperability testing processes being put in place by industry organizations and intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any year 2000 issues. To the extent necessary, the Company may need to replace, upgrade or reprogram certain systems and software applications to ensure that all of its computer systems and software applications and all of its interoperability applications are year 2000 functional. However, based on current information, the Company does not believe that it will incur costs for any replacement, upgrade or reprogramming of its existing computer systems and software applications to resolve any year 2000 issues that will be materially in excess of the $500,000 currently budgeted.

    The estimated costs and date of completion of Y2K remediation are based on management's best estimates, which were derived from numerous assumptions about future events. These assumptions include the availability of certain resources, third-party modification plans and other factors. There can be no guarantee that these estimates will be achieved and actual results could differ materially. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to identify and correct all relevant computer codes, and the cost and availability of replacements for devices with embedded chips.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Advanced Communications Group, Inc.

    We have audited the accompanying consolidated balance sheets of Advanced Communications Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (June 6, 1996) through December 31, 1996. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statements schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Communications Group, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and for the period from inception (June 6, 1996) through December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

St. Louis, Missouri
February 10, 1999

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            PRO FORMA (UNAUDITED)                       ACTUAL
                                         ----------------------------  -----------------------------------------
                                           YEAR ENDED DECEMBER 31,       YEAR ENDED DECEMBER 31,    INCEPTION TO
                                         ----------------------------  ---------------------------  DECEMBER 31,
                                             1998           1997           1998           1997          1996
                                         -------------  -------------  -------------  ------------  ------------
Revenues:
  Telecommunications...................  $      66,853  $      46,045  $      59,638  $    --        $   --
  Directory............................         47,336         43,247         38,090       --            --
                                         -------------  -------------  -------------  ------------  ------------
    Total revenues.....................        114,189         89,292         97,728       --            --
Operating costs:
  Cost of services.....................         71,466         50,435         62,162       --            --
  Selling, general and administrative
    expenses...........................         42,274         30,705         37,933         2,071          649
  Depreciation and amortization........         10,862          9,306          9,720             3       --
  Stock-based compensation.............          1,760            870          1,760           870       --
                                         -------------  -------------  -------------  ------------  ------------
  Loss from operations.................        (12,173)        (2,024)       (13,847)       (2,944)        (649)
Other income (expense):
  Interest expense.....................         (1,955)          (775)        (1,845)         (256)         (10)
  Equity in loss of KINNET.............           (577)          (854)          (491)      --            --
  Loss on sale of KINNET...............         (2,399)      --               (2,399)      --            --
  Other................................            873            253            844       --            --
                                         -------------  -------------  -------------  ------------  ------------
Loss before income taxes...............        (16,231)        (3,400)       (17,738)       (3,200)        (659)
Income tax expense (benefit)...........         (5,555)         2,177         (6,459)      --            --
                                         -------------  -------------  -------------  ------------  ------------
      Net loss.........................  $     (10,676) $      (5,577) $     (11,279) $     (3,200)  $     (659)
                                         -------------  -------------  -------------  ------------  ------------
                                         -------------  -------------  -------------  ------------  ------------
Basic and diluted loss per share.......  $        (.54) $        (.28) $        (.61) $       (.39)  $     (.08)
                                         -------------  -------------  -------------  ------------  ------------
                                         -------------  -------------  -------------  ------------  ------------
Weighted average common
  shares outstanding...................     19,646,001     19,615,865     18,593,947     8,230,006    8,227,736
                                         -------------  -------------  -------------  ------------  ------------
                                         -------------  -------------  -------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1998       1997
                                                                                             ----------  ---------
                                          ASSETS

Current assets:
  Cash and cash equivalents................................................................  $   13,734  $  --
  Accounts receivable (net of allowance of $9,900 in 1998).................................      26,581     --
  Deferred costs...........................................................................       4,201     --
  Prepaid expenses and other current assets................................................       2,091     --
  Deferred taxes...........................................................................       3,782     --
                                                                                             ----------  ---------
    Total current assets...................................................................      50,389     --
                                                                                             ----------  ---------
Property, plant and equipment, net.........................................................      26,532          6
Intangible assets from business acquisitions, net..........................................     124,882     --
Other assets...............................................................................      12,565      2,689
                                                                                             ----------  ---------
    Total other assets.....................................................................     163,979      2,695
                                                                                             ----------  ---------
    Total assets...........................................................................  $  214,368  $   2,695
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued liabilities.................................................  $   29,389  $   2,098
  Short-term debt and current maturities of long-term debt.................................      17,194      3,141
  Other current liabilities................................................................       3,045     --
                                                                                             ----------  ---------
    Total current liabilities..............................................................      49,628      5,239
Long-term obligations:
  Long-term debt...........................................................................      17,964     --
  Deferred tax liabilities.................................................................      15,192     --
                                                                                             ----------  ---------
    Total liabilities......................................................................      82,784      5,239
                                                                                             ----------  ---------
Commitments and contingencies..............................................................
Stockholders' equity (deficit):
  Preferred stock, Series A Redeemable Convertible $.0001 par value: 20,000,000 shares
    authorized; 142,857 shares issued and outstanding; $2,000 liquidation preference.......       1,122     --
  Common stock, $.0001 par value: 180,000,000 shares authorized; 19,859,262 and 8,232,276
    shares issued and outstanding, respectively............................................           2          1
  Additional paid-in capital...............................................................     146,611      1,314
  Treasury stock, 234,141 and 0 common shares, respectively................................      (1,013)    --
  Retained earnings (accumulated deficit)..................................................     (15,138)    (3,859)
                                                                                             ----------  ---------
    Total stockholders' equity (deficit)...................................................     131,584     (2,544)
                                                                                             ----------  ---------
    Total liabilities and stockholders' equity.............................................  $  214,368  $   2,695
                                                                                             ----------  ---------
                                                                                             ----------  ---------

          See accompanying notes to consolidated financial statements.

                      ADVANCED COMMUNICATIONS GROUP, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           TOTAL
                             COMMON STOCK                   ADDITIONAL                                 STOCKHOLDERS'
                           -----------------  PREFERRED      PAID IN      TREASURY     ACCUMULATED        EQUITY
                             SHARES     AMOUNT   STOCK       CAPITAL        STOCK        DEFICIT         (DEFICIT)
                           -----------  ----  ----------   ------------   ---------   -------------   ---------------
Initial capitalization,
  June 6, 1996...........    8,227,736  $ 1    $ --         $        27   $  --        $  --            $       27
Net loss.................      --       --       --             --           --              (659)            (659)
                           -----------  ----  ----------   ------------   ---------   -------------   ---------------
Balance, December 31,
  1996...................    8,227,736  $ 1    $ --         $        27   $  --        $     (659)      $     (632)
Issuance of stock options
  and warrants...........      --       --       --               1,237      --           --                 1,237
Issuance of stock for
  services performed.....        4,540  --       --                  50      --           --                    51
Net loss.................      --       --       --             --           --            (3,200)          (3,200)
                           -----------  ----  ----------   ------------   ---------   -------------   ---------------
Balance, December 31,
  1997...................    8,232,276  $ 1    $ --         $     1,314   $  --        $   (3,859)      $   (2,544)
Issuance of stock options
  and warrants...........      --       --       --               5,862      --           --                 5,862
Issuance of preferred
  stock..................      --       --       1,122          --           --           --                 1,122
Initial public offering,
  net of offering
    costs................    8,000,000    1      --              99,899      --           --                99,900
Issuance of stock for
  acquired companies.....    3,861,127  --       --              39,536      --           --                39,536
Acquisition of treasury
  stock..................     (234,141) --       --             --           (1,013)      --                (1,013)
Net loss.................      --       --       --             --           --           (11,279)         (11,279)
                           -----------  ----  ----------   ------------   ---------   -------------   ---------------
Balance, December 31,
  1998...................   19,859,262  $ 2    $ 1,122      $   146,611   $  (1,013)   $  (15,138)      $  131,584
                           -----------  ----  ----------   ------------   ---------   -------------   ---------------
                           -----------  ----  ----------   ------------   ---------   -------------   ---------------

          See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,       INCEPTION TO
                                                                             ----------------------  DECEMBER 31,
                                                                                1998        1997         1996
                                                                             -----------  ---------  -------------
Cash flows from operating activities:
  Net loss.................................................................  $   (11,279) $  (3,200)   $    (659)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization..........................................        9,720          3       --
    Stock-based compensation expense.......................................        1,760        870       --
    Equity in loss of KINNET...............................................          491     --           --
    Loss on sale of KINNET.................................................        2,399     --           --
    Deferred tax provision.................................................       (6,459)    --           --
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable, net...........................................       (7,115)         1           (1)
        Deferred costs.....................................................          425     --           --
        Prepaid expenses and other current assets..........................         (644)    --           --
        Other assets, net..................................................      (10,690)    --           --
      Increase (decrease) in:
        Accounts payable and accrued liabilities...........................       11,855      1,950          148
        Other current liabilities..........................................          689     --           --
                                                                             -----------  ---------       ------
        Net cash used in operating activities..............................       (8,848)      (376)        (512)
                                                                             -----------  ---------       ------
Cash flows from investing activities:
  Cash paid for businesses acquired, net of cash acquired..................      (83,256)    --           --
  Additions to property, plant and equipment, net..........................      (16,738)    --               (8)
  Cash from sale of KINNET.................................................       10,000     --           --
                                                                             -----------  ---------       ------
        Net cash used in investing activities..............................      (89,994)    --               (8)
                                                                             -----------  ---------       ------
Cash flows from financing activities:
  Borrowings of long-term debt.............................................       17,000      2,566          574
  Repayment of long-term debt..............................................       (4,197)    --           --
  Increase in deferred offering costs......................................      --          (2,223)         (48)
  Proceeds from common stock issuance, net of offering costs...............       99,900     --               27
  Acquisition of treasury stock............................................         (127)    --           --
                                                                             -----------  ---------       ------
        Net cash provided by financing activities..........................      112,576        343          553
                                                                             -----------  ---------       ------
        Net increase (decrease) in cash and cash equivalents...............       13,734        (33)          33
Cash and cash equivalents -- beginning of period...........................      --              33       --
                                                                             -----------  ---------       ------
Cash and cash equivalents -- end of period.................................  $    13,734  $  --        $      33
                                                                             -----------  ---------       ------
                                                                             -----------  ---------       ------
Supplemental cash flows information:
  Cash paid for interest...................................................  $       739  $  --        $  --
                                                                             -----------  ---------       ------
                                                                             -----------  ---------       ------
  Cash paid for income taxes...............................................  $   --       $  --        $  --
                                                                             -----------  ---------       ------
                                                                             -----------  ---------       ------

          See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

1.  BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of Advanced Communications Group, Inc. and its wholly owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    The Company was founded to create a regional competitive local exchange carrier that primarily provides a portfolio of telecommunications services to business customers in service areas of Southwestern Bell and U S WEST and publishes yellow page directories in selected markets. The Company completed its initial public offering (IPO) on February 18, 1998. In connection with the IPO, the Company simultaneously acquired nine operating companies and a 49% interest in KIN Network, Inc. (KINNET) (collectively, the Acquired Companies or the Acquisitions). Prior to February 1998, the Company had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent Company prior to February 18, 1998, but include the results of the Acquired Companies for the period February 18, 1998 to December 31, 1998.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS -- The Company considers cash in banks and highly-liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

    PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are stated at cost. Improvements are capitalized. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of assets retired or disposed of are removed from the accounts, and any gains or losses are reflected in results of operations. Depreciation is computed using the straight-line method over the respective useful lives of the assets. The estimated useful lives of the assets are: buildings and improvements -- 40 years; telecommunications equipment -- 5 to 10 years; furniture and office equipment -- 3 to 5 years; and leasehold improvements -- life of lease.

    INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years and 15 to 40 years, respectively. For the year ended December 31, 1998, amortization expense relating to intangible assets, customer lists and goodwill was $7,261,000.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES -- Income taxes are recognized during the year based on all events that have been recognized in the consolidated financial statements, with deferred taxes being provided for differences between the book basis and tax basis of assets and liabilities as measured by the enacted tax laws.

    REVENUE RECOGNITION -- Directory revenues are derived from the sale of advertising space in telephone directories and are recognized on the date that the directory is published and substantially delivered. If the estimate of total directory costs exceeds advertising revenues for a specific region's telephone directory, a provision is made for the entire amount of such estimated loss. Directory costs are deferred until the date that the directory is published and substantially delivered. Directory costs include all direct costs related to the publishing of a region's telephone directory, such as publishing and distribution expenses, commissions on sales, other sales expenses and depreciation and amortization. General and administrative costs are charged to expense as incurred. Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost; therefore, no advertising revenues are derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company recognized approximately $400,000 of expense in the year ended December 31, 1998, relating to a prototype directory.

    Telecommunications revenues are recognized when long-distance, local and toll free services are provided. Billings made in advance for local services are deferred until earned.

    STOCK-BASED COMPENSATION -- Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the intrinsic, value-based method of accounting required by Accounting Principles Board Opinion (APB) No. 25. The Company has elected to remain with the accounting in APB No. 25 and has included in these financial statements pro forma disclosures of net loss and net loss per share as if the fair value method of accounting had been applied. No employee stock options or similar equity instruments were issued by the Company prior to January 1, 1997.

    NET EARNINGS (LOSS) PER SHARE -- Basic earnings per share (Basic EPS) is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (Diluted EPS) reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. In periods in which the inclusion of such securities or contracts are antidilutive, the effect of such securities is not given consideration.

    In calculating Diluted EPS for the year ended December 31, 1998 and 1997, options and warrants to purchase 3,960,312, and 2,288,640 respectively, shares of common stock were outstanding during part of the year but were not included in the computation of Diluted EPS due to their anti-dilutive effect.

    FAIR VALUE OF FINANCIAL INSTRUMENTS -- The Company's only financial instruments are cash, short-term trade receivables and payables, notes payable and capital lease obligations. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the carrying value of its notes payable and capital lease obligations approximate fair value.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF -- Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

    COMPREHENSIVE INCOME -- The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," as of the first quarter of 1998. SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, it has no impact on the Company's net income or stockholders' equity. For the years ended December 31, 1998 and 1997 and for the period ended December 31, 1996, the Company did not incur items to be reported in comprehensive income that were not already included in the reported net earnings; therefore, comprehensive income (loss) and net income (loss) were the same for these periods.

    NEW ACCOUNTING PRONOUNCEMENTS -- In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." This statement requires additional pension related disclosures. Adoption of this statement will have no impact on the Company's net income, financial position or cash flows.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company accounts for its software costs in accordance with this SOP.

    In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. The Company is in compliance with this SOP.

3.  ACQUISITIONS

    In February 1998, the Company completed its IPO. Concurrent with and as a condition to the closing of the IPO, the Company acquired all of the outstanding capital stock of Great Western Directories, Inc., Valu-Line of Longview, Inc., Feist Long Distance Service, Inc., FirsTel, Inc. and Tele-Systems, Inc., substantially all of the assets of Long Distance Management II, Inc., Long Distance Management of Kansas, Inc., The Switchboard of Oklahoma City, Inc., and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KINNET (collectively the Acquisitions or the Acquired Companies). The Acquisitions are accounted for using the purchase method of accounting.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

3.  ACQUISITIONS (CONTINUED)
    The following table sets forth for accounting purposes the fair value of consideration paid with respect to the Acquisitions and the assets acquired:

(IN THOUSANDS)
------------------------------------------------------------------------------------------------------
Consideration Paid for Acquired Companies:
  Cash................................................................................................  $   85,043
  Common stock........................................................................................      37,896
  Notes payable.......................................................................................      17,350
  Options and warrants................................................................................       4,101
                                                                                                        ----------
      Total purchase price............................................................................  $  144,390
                                                                                                        ----------
                                                                                                        ----------
Assets Acquired:
  Net working capital.................................................................................  $    9,829
  Property and equipment..............................................................................       5,141
  Customer lists......................................................................................      47,800
  Goodwill............................................................................................      96,741
  Net deferred tax liability..........................................................................     (15,121)
                                                                                                        ----------
      Total assets acquired...........................................................................  $  144,390
                                                                                                        ----------
                                                                                                        ----------

    The following pro forma information presents results of operations as if the Acquisitions had occurred at the beginning of the periods presented. This pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of the combined companies.

Pro Forma Information (Unaudited)
(In Thousands, Except Per Share Data)

                                                                                    1998        1997       1996
                                                                                 -----------  ---------  ---------
Total revenues.................................................................  $   114,189  $  89,292  $  85,414
Net income (loss)..............................................................      (10,676)    (5,577)       171
Earnings (loss) per share......................................................         (.54)      (.28)       .00

    In November 1998, the Company acquired all of the outstanding stock of Telecom Resources, Inc. and affiliates (TRI) for 477,538 newly issued shares of common stock valued at $1.6 million. TRI, based in Dallas, Texas, offers its customers a web-based virtual office package that combines voice, fax and data into a single interface. This acquisition is accounted for under the purchase method of accounting. The excess of cost over the estimated fair value of assets acquired and liabilities assumed was allocated to goodwill. Approximately $3.3 million was allocated to goodwill and will be amortized over 15 years. The results of operations and the pro forma results would not have been significantly different if TRI had been acquired at the beginning of 1998.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

4.  INVESTMENT IN KINNET

    In connection with the IPO, the Company purchased a 49% interest in KINNET, an owner and operator of a fiber optic network in Kansas, for $18.0 million. The Company accounted for its investment in KINNET using the equity method.

    In December 1998, the Company sold its entire interest in KINNET back to the original owner of KINNET for $10.0 million in cash, 225,000 shares of the Company's common stock, valued at $0.9 million, and the indefeasible right to use (IRU) certain network facilities of KINNET valued at $7.0 million. The sale of the KINNET stock resulted in a $2.4 million loss due to the tax effect associated with this transaction. This tax effect is considered a component of other income (expense) rather than a component of income tax expense. The effect of this transaction allowed the Company to realize the benefit of net operating losses. The Company's stock received is included in treasury stock based upon the fair market value on the date of the transaction. The IRU, which is included in property, plant and equipment, has a term of 20 years and was valued based on the fair value of leasing the equivalent network capacity.

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 1998 and 1997:

(IN THOUSANDS)                                                                                     1998       1997
-----------------------------------------------------------------------------------------------  ---------  ---------
Land and buildings.............................................................................  $     934  $  --
Leasehold improvements.........................................................................      1,709     --
Telecommunications equipment...................................................................     14,889     --
Furniture and office equipment.................................................................      7,851          8
Construction in progress.......................................................................      7,880     --
                                                                                                 ---------  ---------
                                                                                                    33,263          8
Less accumulated depreciation..................................................................     (6,731)        (2)
                                                                                                 ---------  ---------
                                                                                                 $  26,532  $       6
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

6.  OTHER ASSETS

    Other assets consisted of the following at December 31, 1998 and 1997:

(IN THOUSANDS)                                                                                  1998       1997
--------------------------------------------------------------------------------------------  ---------  ---------
Deferred acquisition costs..................................................................  $  --      $     929
Deferred offering costs.....................................................................     --          1,757
Deferred line acquisition costs, net of $1,853 accumulated amortization in 1998.............      9,373     --
Deferred debt costs, net of $196 accumulated amortization in 1998...........................      1,022     --
Noncompete agreement, net of $510 accumulated amortization in 1998..........................      1,240     --
Other, net of $196 accumulated amortization in 1998.........................................        930          3
                                                                                              ---------  ---------
                                                                                              $  12,565  $   2,689
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    At December 31, 1997, the Company had deferred certain legal, accounting, appraisal and other costs incurred in connection with the Acquisitions and the IPO. When the Acquisitions were completed,

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

6.  OTHER ASSETS (CONTINUED)
deferred acquisition costs were included in the determination of excess purchase price. Deferred offering costs were charged to additional paid-in capital upon the closing of the IPO.

    Deferred line acquisition costs include the direct costs incurred in connection with establishing local access line service contracts for customers and are being amortized on a straight-line basis over the estimated life of the average customer local service contract.

7.  LONG-TERM DEBT

    The carrying amount of long-term debt, which approximates fair value, consisted of the following at December 31, 1998 and 1997:

(IN THOUSANDS)                                                                                  1998       1997
--------------------------------------------------------------------------------------------  ---------  ---------
Borrowings under revolving line of credit, variable interest, 8.25% at December 31, 1998....  $  17,000  $  --
8% Note due upon consummation of IPO (related parties)......................................     --          2,875
5% Notes payable due February 18, 2000, interest due annually (related parties).............     15,000     --
10% Convertible notes due February 18, 2000, interest due annually
  (related parties).........................................................................      2,000     --
7% Note due annually through February 18, 2001, interest due annually
  (related parties).........................................................................        350     --
Notes payable to banks and capital lease obligations........................................        808     --
                                                                                              ---------  ---------
                                                                                                 35,158      2,875
Less short-term borrowings and current maturities...........................................    (17,194)    (2,875)
                                                                                              ---------  ---------
                                                                                              $  17,964  $  --
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    The Company has a $25.0 million revolving credit facility with a financial institution that expires on August 6, 1999. At December 31, 1998, the Company had outstanding borrowings of $17.0 million under this facility. Borrowings under the facility are limited to 85% of eligible accounts receivable, and interest varies at the bank's Base Rate as defined. Under the revolving credit facility the Company must pay commitment fees of .5% on the unused portion of the line; maintain certain financial ratios; and is restricted from, among other things, paying dividends, selling assets and incurring additional indebtedness.

    Until the IPO, the Company's activities had been financed through a Subordinated Promissory Note as amended (the Note) with Consolidated Partners Founding Fund (CPFF), a related party, in the principal amount of $3,230,000 and bearing an annual interest rate of eight percent. The Note was due on the earlier of December 31, 1998, or the consummation of the IPO. At December 31, 1997, the principal balance under the Note was approximately $2,875,000.

    In connection with the IPO in February 1998, the entire balance of the Note was repaid. During 1998, 1997 and 1996, the Company incurred interest expense of $149,000, $256,000 and $10,000 respectively, related to the Note. Included in long-term debt at December 31, 1998 are notes relating to the Acquisitions totaling $15,393,000 which are due to current members of management. For the year ended December 31, 1998, the Company recognized interest expense of $709,000 relating to these notes.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

7.  LONG-TERM DEBT (CONTINUED)
    The 5% Notes and 10% Convertible Notes may be prepaid at any time and are subordinated to the Company's senior debt as defined therein. The 10% Convertible Notes are convertible into shares of the Company's common stock at $14.00 per share.

8.  INCOME TAXES

    The provision for income tax expense (benefit) consists of the following:

(IN THOUSANDS)                                                                         1998
-----------------------------------------------------------------------------------  ---------
Current:...........................................................................  $  --
  Federal..........................................................................     --
                                                                                     ---------
  State............................................................................     --
                                                                                     ---------
Deferred:
  Federal..........................................................................     (5,945)
  State............................................................................       (514)
                                                                                     ---------
                                                                                        (6,459)
                                                                                     ---------
Income tax expense (benefit).......................................................  $  (6,459)
                                                                                     ---------
                                                                                     ---------

    No provision for federal, state and local income taxes was recorded at December 31, 1997 and 1996 because the historical Company had sustained cumulative losses since its inception. A 100% valuation allowance had been established for the related deferred tax asset.

    Significant components of deferred tax assets and liabilities at December 31, 1998 and 1997 were:

(IN THOUSANDS)                                                              1998        1997
-----------------------------------------------------------------------  -----------  ---------
Deferred tax assets:
  Reserves and accruals................................................  $     3,782  $  --
  Customer lists amortization..........................................           49     --
  Net operating loss carryforwards.....................................        1,222      1,193
                                                                         -----------  ---------
                                                                               5,053      1,193
  Valuation allowance..................................................      --          (1,193)
                                                                         -----------  ---------
                                                                               5,053     --
                                                                         -----------  ---------
Deferred tax liabilities:
  Intangible assets....................................................      (16,144)    --
  Property and equipment depreciation..................................         (319)    --
                                                                         -----------  ---------
                                                                             (16,463)    --
                                                                         -----------  ---------
Net deferred tax asset (liability).....................................  $   (11,410) $  --
                                                                         -----------  ---------
                                                                         -----------  ---------

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

8.  INCOME TAXES (CONTINUED)
    The benefit for income taxes reconciles to the amount computed by applying the statutory federal tax rate of 34% is as follows:

(IN THOUSANDS)                                                             1998       1997
-----------------------------------------------------------------------  ---------  ---------
Computed expected tax benefit..........................................  $  (6,031) $  (1,088)
Non-deductible goodwill and intangibles................................        332     --
State income tax benefit...............................................       (339)      (105)
Loss on sale of KINNET.................................................        816     --
Other..................................................................        (44)    --
Change in valuation allowance..........................................     (1,193)     1,193
                                                                         ---------  ---------
                                                                         $  (6,459) $  --
                                                                         ---------  ---------
                                                                         ---------  ---------

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Net operating loss carryforwards of $3,139,000 and $78,000 expire in 2012 and 2013, respectively. Management believes that the Company will generate sufficient taxable income to absorb all net operating loss carryforwards and deductible temporary differences prior to their expiration.

9.  STOCK OPTIONS AND WARRANTS

    In connection with the Acquisitions and IPO, the Company issued various common stock warrants that allow the holder to purchase shares of common stock at defined exercise prices. As of December 31, 1998, 1,584,427 of such warrants were issued and outstanding.

    The Company has an employee incentive stock option plan which allows the Company to grant key employees incentive and non-qualified stock options to purchase up to 3,500,000 shares of the Company's common stock at not less than the market price on the date of the grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period but not later than ten years from the date of the grant.

    The Company also has a Non-Employee Director stock option plan, approved by the stockholders, under which the Company grants an option to purchase 15,000 shares of common stock to each director who is neither an officer of the Company nor compensated under any employment or consulting arrangements (Non-Employee Director) upon their initial appointment as director and an additional option to purchase 5,000 shares upon each subsequent re-election to director. Under the plan, the option exercise price is the fair market value of the Company's common stock on the date of the grant, and the options are exercisable, on a cumulative basis, at 33 1/3% per year commencing on the first anniversary date of the grant.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    A summary of the stock option and warrant transactions under the plans for the years ended December 31, 1998 and 1997, is as follows:

                                                                               1998                   1997
                                                                       ---------------------  ---------------------
                                                                        AVERAGE   NUMBER OF    AVERAGE   NUMBER OF
                                                                         PRICE      SHARES      PRICE      SHARES
                                                                       ---------  ----------  ---------  ----------
Options and warrants outstanding at beginning of year................  $    8.76   2,288,640  $  --               0
Options and warrants granted.........................................  $    9.89   4,116,172  $    7.59   2,813,640
Options and warrants canceled........................................  $   13.57   2,444,500  $    2.50     525,000
Options and warrants exercised.......................................  $  --               0  $  --               0
                                                                       ---------  ----------  ---------  ----------
Options and warrants outstanding at end of year......................  $    6.96   3,960,312  $    8.76   2,288,640
                                                                       ---------  ----------  ---------  ----------
                                                                       ---------  ----------  ---------  ----------
Exercisable at end of year...........................................              1,580,377                107,561
                                                                                  ----------             ----------
                                                                                  ----------             ----------

    Other information regarding stock options and warrants outstanding as of December 31, 1998, is as follows:

                                                                                 OPTIONS AND WARRANTS
                               OPTIONS AND WARRANTS OUTSTANDING                       EXERCISABLE
                    ------------------------------------------------------  -------------------------------
     RANGE OF         NUMBER           REMAINING         WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
  EXERCISE PRICE    OF OPTIONS     CONTRACTUAL LIFE       EXERCISE PRICE    OF OPTIONS    EXERCISE PRICE
------------------  ----------  -----------------------  -----------------  ----------  -------------------
$2.50-$4.00            778,593               8.7             $    2.53         596,927       $    2.50
$4.50-$4.50          1,272,250              10.0             $    4.50          --              --
$4.67-$10.50           914,714               8.7             $    6.50         252,028       $    6.61
$14.00-$14.00          994,755               6.2             $   14.00         731,422       $   14.00
------------------  ----------               ---                ------      ----------          ------
$2.50-$14.00         3,960,312               8.5             $    6.96       1,580,377       $    8.48
------------------  ----------               ---                ------      ----------          ------
------------------  ----------               ---                ------      ----------          ------

    The Company accounts for the option plans using APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized relating to the stock options. Pro forma net earnings and net earnings per common share in the following table were prepared as if the Company had accounted for its stock options and warrants under the fair market value method of SFAS No. 123.

                                                                                       1998       1997
                                                                                     ---------  ---------
Net loss -- pro forma..............................................................  $  13,566  $   5,972
Net loss per share -- pro forma....................................................        .73        .73

    For the pro forma disclosures, the fair value of each option and warrant grant is estimated at the date of the grant using an option pricing model with the following assumptions: no expected dividends, risk-free interest rates of 5.5%, price volatility of 50% and expected lives of 4 years.

    On December 13, 1998, the Company's Board of Directors approved the re-pricing of approximately 2,125,000 options granted to key employees with a weighted-average exercise price of $13.53. Under the terms of the re-pricing, holders of the affected options received one new option for each two existing options. The new options have an exercise price of $4.50 per share, which represents the fair market value of the Company's stock on December 14, 1998.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    In connection with the Acquisitions, the Company issued warrants to purchase 756,078 shares of common stock at $6.61 per share and options to purchase 598,500 shares of common stock at $14.00 per share (the IPO price). The fair value of these options and warrants was determined to be $4,101,000 on the date of grant, which was recorded by the Company as a component of the purchase price of the Acquisitions.

    During December 1997, the Company awarded two of its officers with ten-year options to purchase 300,000 shares of common stock at an exercise price of $2.50 per share which vest in full at the end of three months. Additionally, in May 1997, the Company granted to one of its consultants a warrant for the purchase of 7,561 shares of common stock at an exercise price of $2.65 per share. During the year ended December 31, 1998 and 1997, the Company recognized $1,760,000 and $870,000 respectively of compensation expense related to these options and warrants.

10.  BENEFIT PLANS

    The Company has a stock purchase plan whereby eligible employees may elect to invest up to 10% of their salary and the Company contributes an amount equal to 15% of each participant's contribution. The Company also has a 401(k) plan whereby eligible employees may elect to contribute a portion of their salary and the Company contributes an amount equal to 50% of employee contributions up to 6% of the employee's base salary. The Company recognized expense of $281,000 in 1998 and no expense in 1997 or 1996, relating to these plans.

11.  LEASES

    Certain sales and administrative offices and equipment are leased. The leases expire at various dates through 2008. Leases that expire are generally renewed or replaced by similar leases depending on business needs. Rent expense for operating leases in 1998, 1997 and 1996 was $1,370,000, $48,000 and $0,
respectively.

    At December 31, 1998, the Company's future minimum rental payments due under noncancelable leases were as follows:

                                                                            CAPITAL    OPERATING
(IN THOUSANDS)                                                              LEASES      LEASES
-------------------------------------------------------------------------  ---------  -----------
1999.....................................................................  $     124   $   1,861
2000.....................................................................        124       1,502
2001.....................................................................        124       1,094
2002.....................................................................        120         814
2003.....................................................................         81         380
Thereafter...............................................................        413      --
                                                                           ---------  -----------
                                                                           $     986   $   5,651
                                                                                      -----------
                                                                                      -----------
Less amount representing interest........................................        364
                                                                           ---------
Present value of minimum lease payments..................................  $     622
                                                                           ---------
                                                                           ---------

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

12.  PREFERRED STOCK

    In January 1998, the Company entered into an agreement with a certain utility Company regarding the possible creation of a strategic alliance. Under the terms of the agreement, which was consummated contemporaneously with the closing of the IPO, the Company issued 142,857 shares of Series A Redeemable Convertible Preferred Stock (Preferred Stock) with an aggregate liquidation preference of $2.0 million. The Preferred Stock is convertible into shares of common stock at the IPO price ($14.00) eighteen months after the consummation of the IPO. The Preferred Stock does not pay dividends and its holders are not entitled to vote in the election of directors. If a strategic alliance has not been entered into by the 13th month after the IPO, the Company may, at its option, redeem the Preferred Stock for total proceeds of $1.25 million.

13.  COMMITMENTS AND CONTINGENCIES

    The Company is party to various legal actions, proceedings and pending claims arising in the normal course of business. Some of the foregoing involve, or may involve, compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings and claims referred to above could be decided against the Company. The Company's management believes that any resulting liability will not materially affect the Company's financial position, liquidity or results of operations.

14.  REPORTABLE SEGMENTS

    The Company has two reportable segments: yellow pages directory publishing (directory) operations and telecommunications operations. The directory operations publish and distribute yellow page directories in various markets in Oklahoma, Texas and California. The telecommunications operations provide local, long distance and other telecommunications services to customers in service areas of Southwestern Bell and US West.

    The following summarizes key financial information regarding the operations of each segment for the year ended December 31, 1998:

                                                    DIRECTORY   TELECOMMUNICATIONS
(IN THOUSANDS)                                     OPERATIONS       OPERATIONS        TOTAL
-------------------------------------------------  -----------  ------------------  ----------
Revenues.........................................   $  38,090       $   59,638      $   97,728
Cost of services.................................      17,847           44,315          62,162
Selling, general and administrative expenses.....      14,419           23,514          37,933
Depreciation and amortization....................       4,191            5,529           9,720
                                                   -----------        --------      ----------
Operating income (loss) before stock-based
  compensation...................................   $   1,633       $  (13,720)     $  (12,087)
                                                   -----------        --------      ----------
                                                   -----------        --------      ----------
Total assets.....................................   $  82,409       $  131,959      $  214,368
                                                   -----------        --------      ----------
                                                   -----------        --------      ----------
Capital expenditures.............................   $     285       $   16,453      $   16,738
                                                   -----------        --------      ----------
                                                   -----------        --------      ----------

    The costs associated with the Company's corporate overhead including, but not limited to, executive salaries, salaries of shared administrative personnel and the direct costs of company-wide programs, have not been allocated and are included in telecommunications operations.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES

 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997, AND THE PERIOD ENDED DECEMBER
                                    31, 1996

15.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(IN THOUSANDS)
------------------------------------------------
                                                   PRO FORMA     ACTUAL       ACTUAL       ACTUAL      PRO FORMA
1998 -- Pro Forma                                 1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER   FULL YEAR
                                                  -----------  -----------  -----------  -----------  -----------
Revenues........................................   $  32,195    $  28,015    $  25,159    $  28,820    $ 114,189
Operating income (loss).........................         836         (460)      (3,897)      (8,652)     (12,173)
Net income (loss)...............................        (521)      (1,031)      (3,691)      (5,433)     (10,676)
Net income (loss) per common share..............       (0.03)       (0.05)       (0.19)       (0.27)       (0.54)
Common shares used in per share calculation.....      19,616       19,616       19,616       19,822       19,646

(IN THOUSANDS)
------------------------------------------------
                                                   PRO FORMA    PRO FORMA    PRO FORMA    PRO FORMA    PRO FORMA
1997 -- Pro Forma                                 1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER   FULL YEAR
                                                  -----------  -----------  -----------  -----------  -----------
Revenues........................................   $  27,528    $  23,284    $  18,267    $  20,213    $  89,292
Operating income (loss).........................       2,386          784       (1,776)      (3,418)      (2,024)
Net income (loss)...............................         261         (485)      (2,146)      (3,207)      (5,577)
Net income (loss) per common share..............        0.01        (0.02)       (0.11)       (0.16)       (0.28)
Common shares used in per share calculation.....      19,616       19,616       19,616       19,616       19,616

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    The Company has never filed a Current Report on Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure or otherwise.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information concerning each of Advanced Communications' directors and executive officers (ages as of December 31, 1998). The Board of Directors (the "Board') consists of twelve directors, divided into three classes of directors serving staggered terms. Currently there are ten directors and two vacancies. Directors and executive officers of Advanced Communications are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Directors of Advanced Communications are elected at annual meetings of the stockholders. Executive officers of Advanced Communications generally are appointed by the Board shortly after each annual meeting of stockholders.

                                                                                         TERM AS
                                                                                        DIRECTOR
               NAME                  AGE           POSITION(S) WITH COMPANY              EXPIRES
-----------------------------------  --- ---------------------------------------------  ---------
Richard O'Neal                       58  Acting Chief Executive Officer, President        1999
                                          Directory Services Group and Director
James F. Cragg                       47  President and Chief Operating Officer and        2001
                                          Director
William H. Zimmer III                45  Executive Vice President, Chief Financial        1999
                                          Officer, Treasurer, Secretary and Director
Fred L. Thurman                      48  Senior Vice President Corporate Development      2000
                                          and Director
Todd J. Feist                        35  Vice President and Chief Operating Officer       1999
                                          Central Region and Director
Robert F. Benton                     68  Director                                         2001
Rod K. Cutsinger                     55  Director                                         2000
Reginald J. Hollinger                35  Director                                         2000
David M. Mitchell                    50  Director                                         2001
Marvin C. Moses                      54  Director                                         2001

    RICHARD O'NEAL has been President Directory Services Group and a Director of Advanced Communications since February 1998. He is currently Acting Chief Executive Officer since the resignation of Richard Anthony in November 1998. He founded Great Western Directors, Inc. in 1984 and has served as its President since that time. Mr. O'Neal has served as an officer and director of several publishing organizations such as Yellow Page Publishers Association and the Association of Directory Publishers, two of the largest organizations in that industry.

    JAMES F. CRAGG has served as President and Chief Operating Officer of the Company since January 1998 when he was promoted from Executive Vice President, Sales and Marketing a position he held since December 1997. From January 1997 to December 1997, Mr. Cragg was employed by Brooks Fiber Properties, Inc., Cragg most recently serving as Acting Regional President, Eastern Region, and also as General Manager and Regional Vice President, Mid-America Region. In these capacities, he had responsibilities for directing sales, construction and operations in Kansas, Minnesota, Missouri and Tennessee. From June 1995 to May 1996, Mr. Cragg was Senior Vice President, Business Markets for Snyder

Communications Inc., an integrated marketing company. From October 1994 to June 1995, Mr. Cragg was a Director of Sales and Marketing and a principal for Ernst & Young LLP. From 1983 to October 1994, Mr. Cragg held various management positions at MCI. His last position at MCI was Director of Sales and Service, Mid-America Region.

    WILLIAM H. ZIMMER III has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of Advanced Communications since December 1997. Since 1991, Mr. Zimmer had been employed as Treasurer and Secretary of Cincinnati Bell, the holding company of an incumbent local exchange carrier. For more than nine years prior to that time, he served in a variety of finance positions with Cincinnati Bell. As Secretary and Treasurer of Cincinnati Bell, Mr. Zimmer was primarily responsible for that company's corporate financings, risk management, trust asset management, cash management, corporate investments and rating agency and exchange relationships.

    FRED L. THURMAN is Senior Vice President Corporate Development and has served as a Director of Advanced Communications since February 1998. He has been President of FirsTel since April 1994. Prior to that time he served as a consultant to FirsTel for six months. Between 1984 and 1989, Mr. Thurman provided accounting, tax and management advisory services as a certified public accountant to Dial-Net, Inc., a long distance telephone company, which was acquired by WorldCom in 1993. Since 1979, Mr. Thurman was also a partner in Thurman, Comes, Foley & Co. LLP, a public accounting firm in Sioux Falls, South Dakota, but in the last several years has not been active in the practice. Mr. Thurman is also a director of Voyager Financial Services Corp. and Voyager Bank located in Minneapolis, Minnesota.

    TODD J. FEIST is Vice President and Chief Operating Officer Central Region and has served as a Director since February 1998. He has been President of Feist Long Distance since February 1996. From April 1994 to February 1996, Mr. Feist was Network Manager for Feist Long Distance, and from 1987 to April 1994, he was Distribution Manager of Feist Long Distance in Lubbock, Texas.

    ROBERT F. BENTON has been a Director of Advanced Communications since July 1998. He has been Chairman of Orion Systems, Inc., a systems integration company, since January 1998. From 1987 to May 1994, he served as Chairman of Intermedia Communications, Inc. Prior to 1987, Mr. Benton served in a variety of executive positions with CONTEL, ITT and C&P.

    ROD K. CUTSINGER has been a Director of Advanced Communications since November 1998 and had been a director from the Company's inception until June 1998. Mr. Cutsinger was the founder of Advanced Communications. He developed the Company's initial acquisition strategy and successfully negotiated the definitive acquisition agreements with the Acquired Companies. In early 1983 Mr. Cutsinger founded Advanced Telecommunications Corporation ("ATC") and took the company public in late 1983. After selling his interest in ATC, in 1986 Mr. Cutsinger founded American Funeral Services, Inc. ("AFS"), a publicly held death care company headquartered in Houston, Texas. In late 1992 AFS was acquired by Service Corporation International. Thereafter, Mr. Cutsinger founded and served as the principal officer of Vadacom, Inc., a switched based long distance company headquartered in Houston, that sold substantially all its assets in 1995. Mr. Cutsinger is also an executive officer, director and equity interest owner of CPFF and Consolidation Partners.

    The Company and Mr. Cutsinger are parties to an agreement pursuant to which Mr. Cutsinger, among other things, agreed that, for three years after the completion of the initial public offering, he will not (i) acquire any voting securities of the Company other than the shares of Common Stock issuable as stock dividends or splits or upon exercise of his options under the Company's Directors' Plan, (ii) sponsor or participate in any proxy solicitations, (iii) enter into or form voting trusts, pooling agreements or "groups", (iv) vote any of his shares of common stock in opposition to the recommendation of the disinterested members of Advanced Communications board of directors regarding the election or removal of directors and matters relating to a possible change in control of the Company, or (v) directly or indirectly assist, encourage or induce any person to bid or acquire any class of securities that is entitled to vote for the election of directors. Mr. Cutsinger's obligations under the standstill agreement will terminate if he is removed from the Board or not renominated for election as a director in 2000.

    REGINALD J. HOLLINGER has been a Director since February 1998. Mr. Hollinger is a Managing Director and Group Head of the Telecommunications Investment Banking at PaineWebber Incorporated ("PaineWebber"). Mr. Hollinger serves as a member of PaineWebber's Investment Banking Division's Management Committee. Prior to joining PaineWebber in April 1997, Mr. Hollinger worked at Morgan Stanley & Co. Incorporated for eight years and was most recently a Principal focusing exclusively on the telecommunications industry. Mr. Hollinger has a wide range of corporate finance and mergers and acquisitions experience in the telecommunications industry.

    DAVID M. MITCHELL has been a Director since February 1998. Mr. Mitchell has been engaged primarily as an investor in the telephone businesses since 1982, when he founded National Telephone Exchange, Inc. of Temple, Texas. Mr. Mitchell sold this and two other telephone companies in 1991 to U.S. Long Distance. Mr. Mitchell owned a 50% interest in Valu-Line of Longview, Inc. ("Value-Line") at the time it was acquired by the Company. In the acquisition agreement relating to Valu-Line, the Company's Board, subject to its fiduciary obligations, agreed to place Mr. Mitchell on its Board and renominate Mr. Mitchell as a director from time to time as long as he owns at least 100,000 shares of common stock at the time of such renomination.

    MARVIN C. MOSES has been a Director since July 1998. Mr. Moses has been a consultant and private investor since May 1996. From November 1995 to April 1996, he served as the Vice Chairman and Chief Financial Officer and, from August 1995 to November 1995, was also Executive Vice President of Frontier. Mr. Moses also was the Executive Vice President and Chief Financial Officer of ALC Communications Corp. from 1988 to August 1995, when that company was acquired by Frontier. Mr. Moses is also currently a director of Teleglobe, Inc. and Advanced Telecommunications, Inc.

ITEM 11. EXECUTIVE COMPENSATION

                                                                                         LONG-TERM COMPENSATION
                                                                               -------------------------------------------
                                                                                          AWARDS
                                                                               ----------------------------     PAYOUTS
                                                    ANNUAL COMPENSATION              (f)            (g)      -------------
(a)                                           -------------------------------    RESTRICTED     SECURITIES        (h)
NAME AND                              (b)        (c)        (d)        (e)          STOCK       UNDERLYING       LTIP
PRINCIPAL POSITION                   YEAR      SALARY      BONUS      OTHER        AWARDS         OPTIONS       PAYOUTS
---------------------------------  ---------  ---------  ---------  ---------  ---------------  -----------  -------------
Richard P. Anthony                      1998    211,218     --        354,125(1)       --           --            --
Chief Executive Officer (1)             1997     --         --         --            --            500,000        --

James F. Cragg                          1998    175,000     87,500     --            --             50,000        --
President and Chief                     1997     --        100,000     --            --            287,500(3)      --
  Operating Officer (2)

William H. Zimmer III                   1998    185,000     47,500     --            --             50,000        --
Executive Vice President and            1997     --         50,000     --            --            175,000(3)      --
  Chief Financial Officer

Richard O'Neal                          1998    300,000     --         --            --             75,000(3)      --
Acting Chief Executive                  1997     --         --         --            --             --            --
  Officer and President
  Directory Services Group

Fred L. Thurman                         1998    175,000     --         --            --             50,000(3)      --
Senior Vice President                   1997     --         --         --            --             --            --
  Corporate Development

(a)                                       (i)
NAME AND                               ALL OTHER
PRINCIPAL POSITION                   COMPENSATION
---------------------------------  -----------------
Richard P. Anthony                        --
Chief Executive Officer (1)               --
James F. Cragg                            --
President and Chief                       --
  Operating Officer (2)
William H. Zimmer III                     --
Executive Vice President and              --
  Chief Financial Officer
Richard O'Neal                            --
Acting Chief Executive                    --
  Officer and President
  Directory Services Group
Fred L. Thurman                           --
Senior Vice President                     --
  Corporate Development

------------------------

(1) Mr. Anthony ceased employment with the Company in November 1998. Other annual compensation represents Mr. Anthony's severance payout upon the termination of his employment agreement.

(2) Mr. Cragg was promoted from Executive Vice President Sales and Marketing to his current position in January 1999.

(3) Stock option awards are adjusted for repricing in December 1998 whereby holders of the affected options received one new option for each two existing options.

EMPLOYMENT AGREEMENTS

    Messrs. Cragg and Zimmer entered into six-year employment agreements providing for their employment at an annual base salary of $175,000 and $185,000, respectively. The agreements provide for a bonus potential equal to 100% of base salary for Mr. Cragg and 50% of base salary for Mr. Zimmer. The agreements also provide for the annual grant of options to purchase up to 50,000 shares of Common Stock each at the current market price on the date of grant, if certain targets set by the Compensation Committee are met. The options vest immediately upon (i) their death or disability, (ii) their resignation following a change of control, or (iii) the termination of their employment other than "with cause," as defined. If Messrs. Cragg or Zimmer resign after a change in ownership or management of the Company that significantly alters their job responsibilities or compensation, they will be entitled to their base salary for a period of two years. Unless they so resign or the Company terminates their employment "with cause," Messrs. Cragg or Zimmer will be entitled to their base salary for a one-year period upon their termination. The employment agreement also provides for a one-year post-termination non-competition obligation that is extended to three years if they voluntarily resign under circumstances that do not involve a change in control.

    In addition, Messrs. O'Neal, Feist and Thurman have entered into three, five and five-year employment agreements that provide for base salaries of $300,000, $140,000 and $175,000, respectively, and a bonus potential ranging from 50% to 63% of base salary. If the Company terminates Mr. O'Neal's employment other than for "cause" (as defined in his agreement) or if Mr. O'Neal resigns under circumstances that he reasonably believes were contrived by Great Western to force his resignation, or after a change in control of the Company, Mr. O'Neal shall be entitled to continue to receive his base salary until the scheduled expiration date of his employment agreement. Mr. Thurman shall be entitled to receive one year's salary in the event his employer terminates him for a reason other than with "cause" (as defined in his agreement) and two year's salary if he resigns following a change in control of his employer. Mr. Feist is entitled to receive six month's salary if his employer terminates him for a reason other than with "cause" and one year's salary if he resigns following a change in control of his employer. These agreements contain three-year non-competition covenants.

    On December 16, 1998, a Severance Agreement by and between the Company and Richard P. Anthony was executed in connection with the termination of his employment with the Company. Under the terms of the Severance Agreement, Mr. Anthony received a lump sum payment of $354,125, which represents $250,000 paid to satisfy the obligation under his employment agreement and $104,125 severance pay. Mr. Anthony was also given the right to exercise all of the non-qualified stock options to purchase 500,000 shares of the Company's common stock that had been previously awarded to him through November 8, 2001. Of those stock options, 350,000 are exercisable at $14.00 a share and 150,000 of such options are exercisable at $2.50 per share. The Company also agreed to pay Mr. Anthony's health insurance through November 8, 1999 and allowed Mr. Anthony to keep his company-owned computer.

                        INFORMATION AS TO STOCK OPTIONS

    The following table provides certain information as to options grants in fiscal 1998 to the persons named in the Summary Compensation Table.

                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                       POTENTIAL REALIZABLE
                                                                INDIVIDUAL GRANT                         VALUE AT ASSUMED
                                           ----------------------------------------------------------    ANNUAL RATES OF
                                            NUMBER OF      PERCENT OF                                      STOCK PRICE
                                           SECURITIES     TOTAL OPTIONS                                  APPRECIATION FOR
                                           UNDERLYING      GRANTED TO       EXERCISE OR                    OPTION TERM
                                             OPTIONS      EMPLOYEES IN      BASE PRICE    EXPIRATION   --------------------
                  NAME                      GRANTED #      FISCAL YEAR       ($/SHARE)       DATE       5% ($)     10% ($)
                   (A)                         (B)             (C)              (D)           (E)         (F)        (G)
-----------------------------------------  -----------  -----------------  -------------  -----------  ---------  ---------
Richard P. Anthony.......................      --              --               --            --          --         --
James F. Cragg...........................      50,000             1.6             5.88       1/13/09     184,488    467,912
William H. Zimmer III....................      50,000             1.6             5.88       1/13/09     184,488    467,912
Richard O'Neal...........................      75,000             2.4             4.50      12/14/08     212,252    537,888
Fred L. Thurman..........................      50,000             1.6             4.50      12/14/08     141,501    358,592

    The following table lists option exercises in fiscal 1998 and the value of options held as of the end of fiscal 1998 by the persons listed in the Summary Compensation Table.

                AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                              NUMBER OF SECURITIES         VALUE OF
                                                                             UNDERLYING UNEXERCISED   UNEXERCISED IN THE
                                                                                OPTIONS AT FISCAL      MONEY OPTIONS AT
                                                                                    YEAR-END            FISCAL YEAR-END
                                                                                       ($)                    ($)
                                           SHARES ACQUIRED       VALUE            EXERCISABLE/           EXERCISABLE/
                  NAME                     ON EXERCISE ($)    REALIZED($)         UNEXERCISABLE          UNEXERCISABLE
                   (A)                           (B)              (C)                  (D)                    (E)
-----------------------------------------  ---------------  ---------------  -----------------------  -------------------
Richard P. Anthony.......................        --               --              266,667/233,333           253,500/0
James F. Cragg...........................        --               --              150,000/187,500           253,500/0
William H. Zimmer III....................        --               --                    0/225,000                 0/0
Richard O'Neal...........................        --               --                    0/75,000                  0/0
Fred Thurman.............................        --               --                    0/50,000                  0/0

DIRECTOR COMPENSATION

    Directors of the Company who are also employees of the Company receive no directors' fees but are eligible to receive, and have received, grants of stock options under the Company's 1997 Stock Awards Plan. Non-employee directors receive fees of $1,000 for each Board meeting in which they participate, and are reimbursed for reasonable out-of-pocket travel expenditures incurred. Non-employee directors also receive options to purchase shares of Common Stock pursuant to the 1997 Nonqualified Stock Option Plan for Non-Employee directors (the "Directors' Plan"). Non-employee directors elected or appointed to the Board will receive options to acquire 15,000 shares of Common Stock on the date of their initial election or appointment. Additional non-qualified stock options to acquire 5,000 shares of Common Stock will thereafter be awarded to each director on the date of the annual meeting of stockholders at which he or she is reelected to serve an additional three-year term.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Reginald Hollinger, a Managing Director and Group Head of the Telecommunications Investment Banking at PaineWebber Incorporated and a member of the Investment Banking Division's Management Committee, is also a member of the Board's Compensation Committee. PaineWebber Incorporated is the Company's investment banking firm and served as the lead manager in the Company's IPO. The Company anticipates that it will continue to utilize the services of PaineWebber Incorporated during the remainder of the current fiscal year and thereafter. Neither the Board nor Mr. Hollinger believe these relationships affect in any manner their respective abilities to serve on, or fulfill their obligations to the Company and its stockholders as participating members of the Compensation Committee of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 18, 1999 by (a) each of the executive officers of the Company, (b) each of the Company's directors, (c) all executive officers and directors of the Company as a group, and (d) each other person (or group or affiliated persons) who is known by the Company to own beneficially 5% or more of the Company's Common Stock.

                                                                                       SHARES BENEFICIALLY OWNED(2)
                                                                                       -----------------------------
NAME(1)                                                                                     NUMBER         PERCENT
-------------------------------------------------------------------------------------  ----------------  -----------
Richard P. Anthony...................................................................        323,922(3)        1.6%
Robert Benton........................................................................          2,000          *
James F. Cragg.......................................................................        197,793(4)        1.0
William H. Zimmer III................................................................          6,284             *
Richard O'Neal.......................................................................        869,020(5)        4.3
Fred L. Thurman......................................................................        243,746(6)        1.2
Todd J. Feist........................................................................        321,429           1.6
Rod K. Cutsinger.....................................................................      5,196,664(7)       26.2
Reginald J. Hollinger................................................................          5,000(8)          *
David M. Mitchell....................................................................        192,144(9)        1.0
Marvin Moses.........................................................................         --             --
Consolidation Partners...............................................................      4,867,921          24.5
Officers and directors as a
  group (11 individuals).............................................................      7,358,002(10)      34.9

------------------------

*   Percentage of shares beneficially owned is less than 1.0%.

(1) The address of all executive officers and directors (other than Messrs. Cutsinger and Powell) is 390 South Woods Mill Road, Suite 150, St. Louis, Missouri 63017; the address of Messrs. Cutsinger and Powell, Consolidation Partners Founding Fund (CPFF) and Consolidation Partners is 3355 West Alabama, Suite 580, Houston, Texas 77098.

(2) Beneficial ownership includes shares of common stock subject to options, warrants, rights, conversion privileges or similar obligations exercisable within 60 days for purposes of computing the ownership percentage of the person or group holding such options, warrants, rights, privileges or other obligations. Except as noted, each stockholder has sole voting and dispositive power with respect to all shares beneficially owned by such stockholder.

(3) Includes 266,667 shares of common stock subject to stock options that are immediately exercisable.

(4) Includes 150,000 shares of common stock subject to stock options that are immediately exercisable.

(5) Includes warrants to purchase 469,020 shares of common stock at $14.00 per share. A Trustee for Mr. O'Neal's children owns 189,020 of these non-transferable, ten-year warrants.

(6) Includes 13,513 shares of common stock issuable upon exercise of a warrant at $14.00 per share and 39,498 shares of common stock issuable upon conversion of a 10% convertible note issued by the Company, convertible at $14.00 per share.

(7) Includes 4,867,921 shares of common stock owned by Consolidation Partners, a limited liability Company in which Rod K. Cutsinger and his wife beneficially own of record 80% of the interests. The remaining interests are beneficially owned by trusts for the benefit of the Cutsingers' two adult children, including Brad K. Cutsinger, over which Rod K. Cutsinger has sole voting and dispositive power.

(8) Includes 5,000 shares of common stock subject to stock options that are currently exercisable.

(9) Includes 6,000 shares of common stock issuable upon exercise of a warrant at $14.00 per share and 5,000 shares of common stock subject to stock options that are currently exercisable.

(10) Includes 1,204,698 shares of common stock which such persons have the right to acquire upon the exercise of options and warrants which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Richard O'Neal is an officer, director and owner of 50% of the outstanding voting securities of Big Stuff, Inc. ("BSI"), a corporation that markets Internet home page development services to business customers and provides high quality yellow page colorizing services to Great Western Directories, Inc. and other yellow page publishers. During the fiscal year ended December 31, 1998, the Company paid BSI approximately $1.3 million, for yellow page colorizing services. Great Western Directories, Inc. and BSI have entered into a Sales Agreement pursuant to which BSI expects to continue to render the foregoing services to Great Western Directories after the IPO upon terms and conditions that the Company considers reasonable under the circumstances. BSI has also agreed to give Great Western Directories the exclusive right to market Worldpages in its service areas.

    Until the IPO, the Company's activities had been financed through a promissory note with Consolidated Partners Founding Fund (CPFF), a limited liability corporation owned by Rod K. Cutzinger and his family. In February 1998, the $3.2 million balance of the note was paid. During 1998, the Company incurred interest expense of $149,000 relating to the note.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  FINANCIAL STATEMENTS

    Item 8 of this report includes the financial statements of Advanced Communications Group, Inc.

    2.  FINANCIAL STATEMENT SCHEDULES

    See Schedule II--Valuation and Qualifying Accounts on page 44. No other schedules are included because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) REPORTS ON FORM 8-K

    During the quarter ended December 31, 1998, the Company filed a Current Report on Form 8-K dated November 9, 1998, regarding the appointment of Richard O'Neal as Acting Chief Executive and James F. Cragg as Acting President and Chief Operating Officer.

(c) EXHIBITS

    See the Exhibit Index attached hereto.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K for the fiscal year ended December 31, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADVANCED COMMUNICATIONS GROUP, INC.

                                By:              /s/ RICHARD O'NEAL
                                     -----------------------------------------
                                                   Richard O'Neal
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                             /s/ WILLIAM H. ZIMMER III
                                     -----------------------------------------
                                               William H. Zimmer III
                                       CHIEF FINANCIAL OFFICER, SECRETARY AND
                                                     TREASURER
                                     (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                ACCOUNTING OFFICER)

Dated: March 30, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ ROBERT F. BENTON
------------------------------           Director             March 30, 1999
       Robert F. Benton

      /s/ JAMES F. CRAGG
------------------------------           Director             March 30, 1999
        James F. Cragg

     /s/ ROD K. CUTSINGER
------------------------------           Director             March 30, 1999
       Rod K. Cutsinger

      /s/ TODD J. FEIST
------------------------------           Director             March 30, 1999
        Todd J. Feist

  /s/ REGINALD J. HOLLINGER
------------------------------           Director             March 30, 1999
    Reginald J. Hollinger

    /s/ DAVID M. MITCHELL
------------------------------           Director             March 30, 1999
      David M. Mitchell

     /s/ MARVIN C. MOSES
------------------------------           Director             March 30, 1999
       Marvin C. Moses

      /s/ RICHARD O'NEAL
------------------------------           Director             March 30, 1999
        Richard O'Neal

     /s/ FRED L. THURMAN
------------------------------           Director             March 30, 1999
       Fred L. Thurman

  /s/ WILLIAM H. ZIMMER III
------------------------------           Director             March 30, 1999
    William H. Zimmer III

       EXHIBIT
       NUMBER                                                 DESCRIPTIONS
---------------------  ------------------------------------------------------------------------------------------
          3.1          Restated Certificate of Incorporation, incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
         3.1A          Form of Amendment to Restated Certificate of Incorporation, incorporated herein by reference to the Company's Registration Statement on Form S-1.
          3.2          Restated Bylaws of ACG, filed herewith.
          3.3          Form of Certificate of Designation of Series A Redeemable Convertible Preferred Stock (see
                        Annex A to Exhibit 10.46), incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
         4.0           Credit Agreement dated August 6, 1998 by and between Advanced Communications Group, Inc.
                        and Canadian Imperial Bank of Commerce, filed herewith.
        *10.1          ACG 1997 Stock Awards Plan, incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
       *10.1A          Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to the
                        Company's Registration Statement on Form S-1.
        *10.2          Non-Qualified Stock Option Plan for Non-Employee Directors, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        *10.3          Employment Agreement between ACG and Richard P. Anthony, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        *10.4          Form of Employment Agreement between Great Western Directories, Inc. and Richard O'Neal
                        (see Annex V to Exhibit 2.1), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        *10.5          Form of Employment Agreement between Feist Long Distance Service, Inc. and Todd Feist (see
                        Annex VII to Exhibit 2.3A), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        *10.6          Form of Employment Agreement between Fred L. Thurman and FirsTel, Inc. (see Annex V to
                        Exhibit 2.4), incorporated herein by reference to the Company's Registration Statement on
                        Form S-1.
         10.7          Form of Indemnification Agreement entered into between ACG and each of its executive officers and directors, incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
         10.9          Form of Series A Warrant issued to shareholders of Great Western Directories, Inc., incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.10          Form of Series B Warrant issued to shareholders of Great Western Directories, Inc., incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.12          Form of Series D Warrant issued to shareholders of Great Western Directories, Inc. (see
                        Annex IV to Exhibit 2.1), incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
        10.13          Form of 5% Subordinated Note issued to shareholders of Great Western Directories, Inc.
                        (see Annex III to Exhibit 2.1), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        10.14          Form of 10% Convertible Subordinated Note issued to shareholders of FirsTel, Inc. (see
                        Annex III to Exhibit 2.4), incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
        10.15          Management Agreement dated January 1, 1997 between INI, L.C. and KIN Network, Inc., incorporated herein by reference to the Company's Registration Statement on Form S-1.

       EXHIBIT
       NUMBER                                                 DESCRIPTIONS
---------------------  ------------------------------------------------------------------------------------------
        10.16          Sales Agreement Terms and Conditions dated July 16, 1997 between Big Stuff, Inc. and Great
                        Western Directories, Inc., incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
        10.16A         Supplemental Letter dated December 22, 1997 from Big Stuff, Inc. to Great Western
                        Directories, Inc. regarding exclusive marketing rights to Worldpages in certain areas, incorporated herein by reference to the Company's Registration Statement on Form S-1.
       *10.17          Employment Agreement between ACG and William H. Zimmer III, incorporated herein by reference to the Company's Registration Statement on Form S-1.
       *10.18          Employment Agreement between ACG and James F. Cragg, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.19          Form of Series E Warrant issued to certain shareholders of Tele-Systems, Inc., incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.20          Form of Series F Warrant issued to certain shareholders of Tele-Systems, Inc., incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.21          Form of Series G Warrant issued to certain shareholders of Tele-systems, Inc. (see Annex
                        IV to Exhibit 2.4), incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
        10.22          Form of Series H Warrant issued to Daniel W. And Cheryl A. Peters (see Annex IV to Exhibit
                        2.9), incorporated herein by reference to the Company's Registration Statement on Form
                        S-1.
        10.23          Form of Series I Warrant issued to Daniel W. And Cheryl A. Peters (see Annex V to Exhibit
                        2.9), incorporated herein by reference to the Company's Registration Statement on Form
                        S-1.
        10.24          Warrant issued to Joseph C. Cook, incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        10.25          Form of Series K Warrant issued to certain consultants, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.26          Form of Series L Warrant issued to G. Edward Powell and Brad K. Cutsinger, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.27          Resale Agreement between Southwestern Bell Telephone Company and Feist Long Distance dated
                        June 4, 1997 (Oklahoma), incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
        10.28          Resale Agreement between Southwestern Bell Telephone Company and Feist Long Distance dated
                        April 4, 1997 (Kansas), incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
        10.29          Agreement for Service Resale dated as of June 6, 1997 between FirsTel, Inc. and U S West
                        Communications, Inc. (South Dakota), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        10.30          Agreement for Service Resale dated as of March 19, 1997 between FirsTel, Inc. and U S West
                        Communications, Inc. (Wyoming), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        10.31          Agreement for Service Resale dated as of October 14, 1997 between FirsTel, Inc. and U S
                        West Communications, Inc. (Iowa), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.

       EXHIBIT
       NUMBER                                                 DESCRIPTIONS
---------------------  ------------------------------------------------------------------------------------------
        10.32          Agreement for Service Resale dated as of March 19, 1997 between FirsTel, Inc. and U S West
                        Communications, Inc. as amended by a FirsTel Amendment to Agreement for Service Resale,
                        dated July, 1997 between FirsTel, Inc. and U S West Communications, Inc. (North Dakota),
                        incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.33          Agreement for Service Resale dated as of march 19, 1997 between FirsTel, Inc. and U S West
                        Communications, Inc. as amended by a Second Amendment to Agreement for Service Resale,
                        dated November 6, 1997 between FirsTel, Inc. and U S West Communications, Inc.
                        (Nebraska), incorporated herein by reference to the Company's Registration Statement on
                        Form S-1.
        10.34          Agreement for Service Resale dated as of August 12, 1997 between FirsTel, Inc. and U S
                        West Communications, Inc. (Minnesota), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        10.35          Resale Agreement dated as of April 30, 1997, between GTE Southwest Incorporated and
                        Valu-Line Long Distance (Texas), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        10.36          Resale Agreement dated as of September 12, 1997, between GTE Southwest Incorporated and
                        Valu-Line Long distance (Texas), incorporated herein by reference to the Company's
                        Registration Statement on Form S-1.
        10.37          Master Resale Agreement dated as of May 9, 1997, among Valu-Line Long Distance and United
                        Telephone Company of Texas, Inc. dba Sprint and Central Telephone Company of Texas dba
                        Spring and Southwest Incorporated and Valu-Line Long Distance (Texas), incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.38          Form of Office Expense Agreement by and between Feist Publications, Inc., Feist Systems,
                        Inc. and Feist Long Distance Service. Inc., incorporated herein by reference to the
                        Company's Registration Statement on Form S-1.
        10.39          Form of Advertisement Agreement by and between Feist Publications, Inc. and Feist Long distance Service, Inc. (see Annex IV to Exhibit 2.3), incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.40          Form of InterNet Reseller Agreement by and between Feist Systems, Inc. and Feist Long
                        Distance Service, Inc., incorporated herein by reference to the Company's Registration
                        Statement on Form S-1.
        10.41          Form of Standstill Agreement dated as of February 18, 1998 between ACG and Rod K.
                        Cutsinger, incorporated herein by reference to the Company's Registration Statement on
                        Form S-1.
        10.42          Form of Non-Competition Agreement dated as of February 18, 1998 between ACG and Rod K.
                        Cutsinger, incorporated herein by reference to the Company's Registration Statement on
                        Form S-1.
        10.43          Asset Purchase Agreement made and entered into as of September 3, 1997 by and between
                        RAFT, L.L.C., PAM Oil, Inc., Scott D. Scofield, William Pederson and FirsTel, Inc.,
                        incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.44          Amendment to the Asset Purchase Agreement filed as Exhibit 10.43, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.45          Form of Stockholders' Agreement among KIN Network, Inc. and its Stockholders, incorporated herein by reference to the Company's Registration Statement on Form S-1.

       EXHIBIT
       NUMBER                                                 DESCRIPTIONS
---------------------  ------------------------------------------------------------------------------------------
        10.46          Letter Agreement dated January 15, 1998 among Advanced Communications Group, Inc.,
                        Northwestern Public Service Company and Northwestern Growth Corporation, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.47          Form of Series M Warrant issued to William McCaughey, incorporated herein by reference to the Company's Registration Statement on Form S-1.
        10.48          Form of Stock Option and Put Agreement issued to Mark Beall, incorporated herein by reference to the Company's Registration Statement on Form S-1.
          11           Computation of Net Earnings Per Share, filed herewith.
          21           List of subsidiaries of the Company, filed herewith.
          23           Independent Auditors' Consent.
          27           Financial Data Schedule filed with the Securities and Exchange Commission in EDGAR version only.

------------------------

    * Compensatory plan or management arrangement.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE PERIOD ENDED DECEMBER 31,
                                      1996

                                                         ADDITIONS    ACQUISI-
                                           BALANCE AT   CHARGED TO   TIONS FROM   DEDUCTIONS   BALANCE AT
                                            BEGINNING    COSTS AND    ACQUIRED       FROM        END OF
(In thousands)                              OF PERIOD    EXPENSES     COMPANIES    RESERVES      PERIOD
                                           -----------  -----------  -----------  -----------  -----------

Allowance for doubtful accounts and
 anticipated returns:

  Year ended December 31, 1998...........   $      --    $   3,156    $   9,551    $   2,807(A)  $   9,900
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------

  Year ended December 31, 1997...........   $      --    $      --    $      --    $      --(A)  $      --
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------

  Period ended December 31, 1996.........   $      --    $      --    $      --    $      --(A)  $      --
                                           -----------  -----------  -----------  -----------  -----------
                                           -----------  -----------  -----------  -----------  -----------

------------------------

    (A) Accounts charged off less recoveries and returns.