Form 10-Q
period 1999-03-31
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1999-05-17
CIK 1047643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                     OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____

As of May 10, 1999, the registrant had 19,859,262 shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended March 31,
                                                          ---------------------------------------------------
                                                              Actual           Actual           Pro Forma
(In thousands, except per share data)                          1999           1998 (1)           1998(2)
                                                          ---------------- ---------------    ---------------
REVENUES                                                  $      18,743     $      9,183      $     18,429
OPERATING COSTS:

   Printing, distribution and listing                             4,402            2,288             4,925
   Sales and marketing                                            3,437            1,264             3,094
   General and administrative                                     6,424            4,078             6,638
   Depreciation and amortization                                  1,089              554             1,115
   Stock-based compensation                                        ----            1,760             1,760
                                                          --------------    -------------     -------------
Income (loss) from  continuing operations                         3,391             (761)              897
OTHER INCOME (EXPENSE):

   Interest expense                                              (1,089)            (282)             (392)
   Other                                                              7                8                21
                                                          --------------    -------------     -------------
Income (loss) from continuing operations before
       income taxes                                               2,309           (1,035)              526
Income tax expense (benefit)                                      1,278             (219)              542
                                                          --------------    -------------     -------------
Net income (loss) from continuing operations                      1,031             (816)              (16)
Net loss from discontinued operations, net of tax expense
      (benefit) of $(4,117); 406; and 185, respectively          (6,189)            (308)             (584)
Loss on sale of discontinued operations, net
      of tax benefit of $4,363                                  (51,800)            ----              ----
                                                          --------------    -------------     -------------
Net income (loss)                                         $     (56,958)    $     (1,124)           $ (600)
                                                          --------------    -------------     -------------
                                                          --------------    -------------     -------------
Basic and diluted earnings (loss) per share:

      Continuing operations                               $         .05     $       (.05)     $        .00
      Discontinued operations                                      (.31)            (.02)             (.03)
      Sale of discontinued operations                             (2.61)            ----              ----
                                                          --------------    -------------     -------------
      Net loss per share                                  $       (2.87)    $       (.07)     $       (.03)
                                                          --------------    -------------     -------------
                                                          --------------    -------------     -------------


(1) The Company completed its initial public offering on February 18, 1998, concurrently with the acquisition of nine operating companies and a 49% interest in another company. Actual results for 1998 include the operations of the parent company for the three-month period and the results of the acquired companies only for the period after February 18, 1998.

(2) The pro forma results were prepared giving effect to the offering and the acquisitions as if they had occurred on January 1, 1998.


See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                          (Unaudited)
                                                                            March 31,           Dec. 31,
ASSETS                                                                         1999               1998
                                                                           -------------      -------------
Current assets:
    Cash and cash equivalents                                              $      2,724       $     13,734
    Accounts receivable, net                                                     18,378             13,317
    Deferred costs                                                                4,607              3,888
    Prepaid expenses and other current assets                                       154                 94
    Deferred taxes                                                                3,398              3,398
                                                                           -------------      -------------
           Total current assets                                                  29,261             34,431
                                                                           -------------      -------------

Property, plant and equipment, net                                                1,107              1,134
Intangible assets, net                                                           77,613             78,746
Other assets                                                                        698              1,022
Net assets of discontinued operations                                            24,495             69,780
                                                                           -------------      -------------
           Total other assets                                                   103,913            150,682
                                                                           -------------      -------------

           Total assets                                                    $    133,174       $    185,113
                                                                           -------------      -------------
                                                                           -------------      -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                               $      7,116       $      4,844
    Short-term debt and current maturities of long-term debt                     21,116             17,117
    Other current liabilities                                                     2,165              3,017
                                                                           -------------      -------------
           Total current liabilities                                             30,397             24,978
Long-term obligations:
    Long-term debt                                                               17,116             17,233
    Deferred tax liabilities                                                     11,035             11,318
                                                                           -------------      -------------
           Total liabilities                                                     58,548             53,529
                                                                           -------------      -------------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, Series A Redeemable Convertible $.0001 par value: 20,000,000 shares authorized; 142,857 shares issued
          and outstanding; $2,000 liquidation preference                          1,122              1,122
         Common stock, $.0001 par value:  180,000,000 shares
               authorized; 19,859,262 outstanding                                     2                  2
         Additional paid-in capital                                             146,611            146,611
     Treasury stock, 234,141 common shares                                       (1,013)            (1,013)
     Retained earnings (accumulated deficit)                                    (72,096)           (15,138)
                                                                           -------------      -------------
           Total stockholders' equity                                            74,626            131,584
                                                                           -------------      -------------

      Total liabilities and stockholders' equity                           $    133,174       $    185,113
                                                                           -------------      -------------
                                                                           -------------      -------------

See accompanying notes to consolidated financial statements.

                ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                --------------------------------
(In thousands)                                                                    1999                 1998
                                                                                ------------        ------------
Cash flows from operating activities:
    Net income (loss)                                                           $   (56,958)        $    (1,124)
                                                                                ------------        ------------
    Adjustments to reconcile net loss to net cash:
         Loss on sale of discontinued operations                                     51,800                ----
         Loss from discontinued operations                                            6,189                 308
         Depreciation and amortization                                                1,089                 554
         Stock-based compensation expense                                              ----               1,760
         Provision for deferred tax                                                    (283)               ----
         Change in assets and liabilities:                                                                 ----
             Decrease (increase) in:
                 Accounts receivable, net                                            (5,061)             (3,836)
                 Deferred costs                                                        (719)              1,470
                 Prepaid expenses and other current assets                              (60)                649
                 Other assets                                                           402                (742)
             Increase (decrease) in:
                 Accounts payable and accrued liabilities                             2,272                  93
                      Other current liabilities                                        (852)                 42
                                                                                ------------        ------------
                Cash used in continuing operating activities                         (2,181)               (826)
                Cash used in discontinued operations                                 (9,282)               (412)
                                                                                ------------        ------------
                Cash used in operations                                             (11,463)             (1,238)
                                                                                ------------        ------------
Cash flows from investing activities:
     Cost of businesses acquired                                                       ----             (83,277)
    Additions to property, plant and equipment, net                                  (3,429)               (276)
                                                                                ------------        ------------
             Cash used in investing activities                                       (3,429)            (83,553)
                                                                                ------------        ------------
Cash flows from financing activities:
     Borrowings of long-term debt                                                     4,000                ----
     Repayment of long-term debt                                                       (118)             (3,637)
     Proceeds from common stock offering, net of offering costs                        ----              99,900
                                                                                ------------        ------------
             Cash provided by financing activities                                    3,882              96,263
                                                                                ------------        ------------
Net decrease in cash and cash equivalents                                           (11,010)             11,472
Cash and cash equivalents-beginning of period                                        13,734                  --
                                                                                ------------        ------------
Cash and cash equivalents-end of period                                         $     2,724         $    11,472
                                                                                ------------        ------------
                                                                                ------------        ------------

See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

1.   INTERIM RESULTS

     The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

2.  BASIS OF PRESENTATION

       Advanced Communications Group, Inc. ("Advanced Communications" or "Company"), a Delaware corporation, is an independent yellow pages directory publisher in selected markets in California, Oklahoma and Texas. The Company is also a regional competitive local exchange carrier ("CLEC") that provides a portfolio of telecommunications services to business and residential customers primarily in seven mid-America states. In April 1999, the Company announced certain strategic acquisitions and its intent to divest its CLEC operations. Consequently, the telecommunications operations are presented as discontinued operations (see Note 4).

       The Company completed its initial public offering ("IPO") of its common stock on February 18, 1998. In connection with the IPO, the Company simultaneously acquired all of the outstanding capital stock of Great Western Directories, Inc. ("Great Western"), Valu-Line of Longview, Inc. ("Valu-Line"), Feist Long Distance Service, Inc. ("Feist"), FirsTel, Inc. ("FirsTel") and Tele-Systems, Inc. ("Tele-Systems"), substantially all of the assets of Long Distance Management II, Inc. ("LDM II"), Long Distance Management of Kansas, Inc. ("LDM of Kansas"), The Switchboard of Oklahoma City, Inc. ("Switchboard"), and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. ("KINNET") (collectively "Acquisitions" or "Acquired Companies").

       Prior to February 1998, the Company had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, and include the results of the Acquired Companies only for the period after February 18, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1998. The pro forma financial information does not purport to represent the Company's results of operations that would have actually occurred if the IPO and the Acquisitions had in fact occurred on that date. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma consolidated statement of operations reflects the historical results of operations of the Acquired Companies and was derived from the respective Acquired Companies' financial statements. All inter-company accounts have been eliminated in consolidation.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years and 25 to 40 years, respectively. For the three months ended March 31, 1999, amortization expense relating to intangible assets was $1,055,000.

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

       Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost; therefore, no advertising revenues are derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the periods ended March 31, 1999 and 1998.

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

4.        DISCONTINUED OPERATIONS

     In April 1999, the Company announced that it intends to divest its telecommunication segment in connection with several strategic acquisitions (See Note 5). Accordingly, the results of all the telecommunications segment through the date of the announcement are classified as discontinued operations in the accompanying consolidated financial statements. Revenues from the discontinued telecommunications segment were $24.2 million and $6.6 million in the first quarter of 1999 and 1998, respectively. Net loss from discontinued telecommunications operations were $6.2 million, net of an income tax benefit of $4.1 million in the first quarter of 1999, and $.3 million, net of income tax expense of $.3 million in the first quarter of 1998.

     The Company has estimated the loss on the sale of the discontinued telecommunications operations to be $51.8 million and has included this estimate in the results of operations in the first quarter of 1999. The estimated loss on the sale of the discontinued operations includes estimates for operating losses expected to be incurred through the completion of the sale, transaction costs, exit costs of leased facilities, employee severance and termination costs, as well as estimated proceeds from the sale. The estimated loss is recorded net of an estimated income tax benefit of $4.4 million.

5. ACQUISITIONS

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

       The following table sets forth for accounting purposes the fair value of consideration paid with respect to the Acquisitions and the assets acquired.

(In thousands)

          Consideration Paid for Acquired Companies:

                  Cash                       $    85,043
                  Common stock                    37,896
                  Notes payable                   17,350
                  Options and warrants             4,101
                                               ---------
                     Total Purchase Price      $ 144,390
                                               ---------
                                               ---------

         Assets Acquired:
                  Net working capital        $     9,829
                  Property and equipment           5,141
                  Customer lists                  47,800
                  Goodwill                        96,741
                  Net deferred tax liability    (15,121)
                                               ---------
                      Total Assets Acquired   $  144,390
                                               ---------
                                               ---------

      In November 1998, the Company acquired all of the outstanding stock of Telecom Resources, Inc. and affiliates (TRI) for 477,538 newly issued shares of common stock valued at $1.6 million. TRI, based in Dallas, Texas, offers its customers a web-based virtual office package that combines voice, fax and data into a single interface. This acquisition is accounted for under the purchase method of accounting. The excess of cost over the estimated fair value of assets acquired and liabilities assumed of $3.3 million was allocated to goodwill and is being amortized over 15 years. The results of operations and the pro forma results would not have been significantly different if TRI had been acquired at the beginning of 1998.

6.     SUBSEQUENT EVENT

      In April 1999, the Company's board of directors approved a letter of intent to acquire all the outstanding stock of YPTel Corporation, WebYP, Inc. (d/b/a WorldPages.com) and a related company, Big Stuff, Inc. for approximately
12.1 million newly issued shares of common stock. The terms of the acquisitions are subject to negotiating definitive agreements, shareholder approvals, and regulatory approvals and are expected to be completed during the third calendar quarter.

      YPTel Corporation is the parent of Pacific Coast Publishing, Ltd. a yellow pages publisher located in Tacoma, Washington. WorldPages.com maintains a web site and its mission is to facilitate transactions between buyers and sellers worldwide by establishing a premier Internet yellow pages network that is integrated with its wholly-owned local print yellow page directories. By combining the yellow page customers of YPTel Corporation and the Company, the new operation will be vertically integrated with both Internet and print directories in 41 markets in 7 states.

      The Company also announced that it will reorganize its board of directors and senior management team upon the consummation of the transaction. Richard O'Neal will continue as Chairman and CEO of the Company and he and other debt holders have agreed to convert a $15 million note owed by Advanced Communications into common stock in support of the Company's strategy. The corporation will be re-named WorldPages.com and its stock is expected continue to be traded on the NYSE under a new symbol to be released upon completion of the transactions.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts (including statements as to the Company's plans, beliefs or expectations) are forward-looking statements within the meaning of the federal securities laws that involve certain risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's plans to divest its telecommunications operations, the Company's expectations that it will be able to meet its short-term working capital and capital requirements from cash provided by operations and its existing credit facilities, and the potential effects of the year 2000 issues, are plans and predictions regarding future events and circumstances. Actual events or results may differ materially as a result of risks facing the Company.

RESULTS OF OPERATIONS

GENERAL

         The following table sets forth, for the periods presented, certain actual and pro forma information relating to the continuing operations of the Company, expressed as a percentage of revenues, excluding stock-based compensation expense:


                                                       Three Months Ended
                                                ----------------------------------
                                                    Actual          Pro Forma
                                                March 31, 1999    March 31, 1998
                                                ---------------- -----------------
Directory revenues                                      100.0%           100.0%
Cost of services:
      Printing, distribution and publishing              23.5             26.7
      Sales and marketing                                18.3             16.8
      General and administrative                         34.3             36.0
      Depreciation and amortization                       5.8              6.1
                                                        --------         -------
Income (loss) from continuing operations                 18.1%            14.4%
                                                        --------         -------
                                                        --------         -------


         Prior to February 1998, the Company had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of the Acquired Companies only for the period after February 18, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the Acquisitions had occurred on January 1, 1998. The pro forma operating information does not purport to represent the results of operations of the Company that would have actually occurred if the IPO and the Acquisitions had in fact occurred on the date stated above. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma Consolidated Statements of Operations reflect the historical results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999,
COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998

         Revenues from continuing operations, which consist of advertising revenues from the Company's yellow pages directory operations, were $18.7 million in the first quarter of 1999 compared to $18.4 million pro forma revenues the first quarter of 1998, an increase of 1.7%. The increase is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. The Company distributed directories in the same five markets in both the first quarter of 1999 and 1998. The growth rate is lower than the Company's historical growth experience as emphasis was placed on the yellow pages sales force cross selling the Company's telecommunications services which management believes negatively impacted its yellow pages advertising sales in certain markets.

         Printing, distribution and listing costs decreased $.5 million, or 10.6%, to $4.4 million in the first quarter of 1999 from pro forma $4.9 million in the 1998 first quarter. As a percent of sales, printing, distribution and listing costs decreased to 23.5% of sales in 1999 from 26.7% in 1998. The decrease is due to negotiating lower costs from printers and outside service providers.

         Sales and marketing costs increased to $3.4 million from pro forma $3.1 million in the comparable period of 1998. As a percent of sales, sales and marketing increased to 18.3% of sales in 1999 from 16.8% in 1998. The increase is due to increased direct selling costs and advertising programs.

         General and administrative expenses decreased $.2 million, or 3.2%, to $6.4 million for the three months ended March 31, 1999, from pro forma $6.6 million in 1998. The decrease is due primarily to a lower provision for bad debts as a result of maturing markets and improved collections. As a percentage of revenues, general and administrative expenses were 34.3% of sales in the first quarter of 1999, and 36.0% in the same period of 1998. The decrease in the expense rate is due to the aforementioned decrease in bad debt provision and improved administrative efficiencies.

         Depreciation and amortization was approximately $1.1 million in both the first quarter of 1999 and 1998. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from the acquisition of Great Western.

         Interest expense for the first quarter was approximately $1.1 million in the first quarter of 1999, an increase of $.7 million from pro forma interest expense of $.4 million in the first quarter of 1998. The increase is due to higher debt from borrowings under the Company's revolving credit facility used to finance the Company's growth in the telecommunications segment.

         Income tax expense of $1.3 million was recognized in the first quarter of 1999 compared to pro forma income tax expense of $.5 million in 1998. The increase is due to higher taxable income in the 1999 first quarter than in 1998. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

         Net income from continuing operations was $1.0 million, or $.05 per share, in the three months ended March 31, 1999, compared to pro forma net loss from continuing operations of $.0 million, or $.00 per share in the 1998 first quarter. The decrease in net loss was primarily due to the absence of stock-based compensation in the 1999 first quarter. Stock based compensation expense was $1.8 million in the first quarter of 1998.

         Earnings from continuing operations before interest, taxes, depreciation, amortization, equity interest in KINNET and stock-based compensation expense (EBITDA) increased to $4.5 million for the three months ended March 31, 1999, from pro forma EBITDA of $3.8 million in the first quarter of 1998. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.


DISCONTINUED OPERATIONS

         Net loss from discontinued operations was $6.2 million in the three months ended March 31, 1999 compared to pro forma loss from discontinued operations of $.6 million in 1998. Revenues from discontinued telecommunication services were $24.2 million in the first quarter of 1999 compared to pro forma $13.8 million in the first quarter of 1998. Revenues from the telecommunications segment increased 75.7% over the comparable quarter of 1998 and 15.3% over the sequential quarter. The increase in telecommunications revenue is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long-distance services. The Company's local service revenue in the first quarter of 1999 was $12.3 million compared to first quarter 1998 pro forma local service revenue of $2.2 million. Local service revenue for the first quarter of 1999, increased 29.5% sequentially over the fourth quarter of 1998 local service revenue of $9.5 million. In the three months ended March 31, 1999, the Company installed approximately 13,000 local access lines and at March 31, 1999, the Company had approximately 138,000 local access lines in service.

         Cost of discontinued services for the three months ended March 31, 1999, increased to $21.2 million, or 87.6% of telecommunications revenues, from pro forma $8.9 million, or 64.9% of sales, in the first quarter of 1998. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue. The increase in operating costs of the telecommunication segment as a percentage of telecommunication revenues in 1999 is due to a higher volume of lower margin local service. Local service accounted for 50.7% of total telecommunications revenue in the first three months of 1999 compared to 15.6% in the first three months of 1998. Also contributing to the higher rate for costs of telecommunications service is a reduction in pricing for long distance services. In response to competition for long distance service, the Company reduced prices thereby increasing the expense rate on long distance service. The Company's telecommunications strategy was to deploy its own local switching facilities, and transition its resale customers to its own switch-based facilities. The Company believed that it would achieve higher gross margins by providing telecommunications services on its own network than it could obtain by reselling the services of the incumbent providers.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 1999 was negative $1.1 million and its ratio of current assets to current liabilities was .9.

         The Company has a $25.0 million revolving credit facility with a financial institution. At March 31, 1999, the Company had outstanding borrowings of $21.0 million under this facility. The credit facility has been used for working capital, capital expenditures and general corporate purposes. Borrowings under the facility are limited to 85% of eligible accounts receivable and interest is variable, 8.25% at March 31, 1999. The credit facility expires on August 6, 1999.

         On May 14, 1999, the Company entered into a new $40.0 million revolving loan agreement with another financial institution. The new credit facility will be used to retire the Company's existing $25.0 million credit facility and for general working capital requirements. Interest on the new facility is LIBOR plus 2.75% or the institution's base rate, as defined, plus .75%. The new facility requires a commitment fee of .5% on the unused balance and is subject to various restrictions and the maintenance of certain financial ratios. The new facility expires on May 14, 2000.

         Although the Company used $2.2 million in cash for continuing operations in the first quarter of 1999, the Company's yellow pages operations are cash flow positive, generating approximately $6.0 million, or 12.6% of revenues, in cash from operations in 1998. While the Company's yellow pages publishing operations generate positive cash flow, they have not been sufficient to cover the cash required by the Company's CLEC operations. Because the Company has not had the capital resources to install its own facilities, it has continued to operate as a reseller with low gross margins. The low resale margins together with significant investment in telecommunications sales and marketing has resulted in significant uses of cash in the telecommunications segment. Management believes that cash generated from it yellow pages operations and the funds available under the new revolving credit facility are adequate to meet the short-term working capital requirements of the telecommunications business until such time that its CLEC operations are sold. In connection with the planned acquisitions, the Company is evaluating a variety of financing alternatives to fund is growth strategies in the yellow pages and Internet business.

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

         The Company and its vendors have evaluated the year 2000 readiness of the Company's computer systems and software applications. Certain of the Company's key processing systems have recently been implemented and the vendors of such systems have represented to the Company that the systems are compliant with the year 2000 issues without any modification. The Company requires confirmation of year 2000 compliance in its current requests for proposals from equipment and software vendors. Other legacy computer systems and software that are currently in use are not currently compliant with the year 2000 issues; however, management had previously planned on replacing or upgrading such systems for business reasons other than the year 2000 issue. These replacements and upgrades are expected to be complete by September 30, 1999. The failure of the Company's computer systems and software applications to accommodate the year 2000 could have a material adverse effect on the Company's business, financial condition, results of operation and cash flow.

         Further, if the networks, and systems of the ILECs, IXCs and others on whose services the Company depends and with whom the Company's networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of the Company's networks and, as a result, have a material adverse effect on the Company. Most major domestic carriers have indicated that they are addressing all of their network and support systems to make them year 2000 functional by mid-1999. However, other domestic and international carriers may not be year 2000 functional. The Company plans to participate in the interoperability testing processes being put in place by industry organizations and the Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any year 2000 issues. To the extent necessary, the Company may need to replace, upgrade or reprogram certain systems and software applications to ensure that all of the Company's computer systems and software applications and all of its interoperability applications are year 2000 functional. However, based on current information, the Company does not believe that it will incur costs for any replacement, upgrade or reprogramming of its existing computer systems and software applications to resolve any year 2000 issues that will be materially in excess of the $500,000 currently budgeted.

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to minimal market risks. The Company does not hold or issue any financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

The Company is exposed to interest rate risk, as additional financing is periodically needed due to the current operating losses and capital expenditures associated with establishing and expanding the Company's business. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk on amounts borrowed against its credit facility as of March 31, 1999. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS

         As is the case with many companies, the Company faces exposure to actual and potential claims and lawsuits involving its business and assets. The Company is currently a party to various lawsuits consisting of ordinary, routine litigation that is incidental to the business of the Company. The Company believes that any liabilities resulting from such claims should not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  Exhibit  11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (filed with the Securities and Exchange Commission only)

              (b) Reports on Form 8-K

         During the quarter ended March 31, 1999, the Company filed a Current Report on Form 8-K dated January 14, 1999 - Item 5 thereto relating to the Company's sale of its investment in KINNET.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Advanced Communications Group, Inc.
                                                 (Registrant)

Date:  May 14, 1999                /s/ Richard O'Neal
                                   ----------------------
                                   Richard O'Neal
                                   Chairman and Chief Executive Officer

Date:  May 14, 1999                /s/ William H. Zimmer III
                                   --------------------------
                                   William H. Zimmer III
                                   Executive Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)