Form 10-Q
period 1999-06-30
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1999-08-16
CIK 1047643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

As of August 10, 1999, the registrant had 19,923,312 shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS
              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended                     Six Months Ended
                                                               June 30,                              June 30,
                                                       ------------------------      -----------------------------------------
                                                                                                     Pro Forma         Actual
(In thousands, except per share data)                    1999           1998           1999          1998 (1)         1998 (2)
                                                       ---------      ---------      ---------      -----------      ---------
REVENUES                                               $ 14,481       $ 12,809       $ 33,224       $ 31,238          $ 21,992
OPERATING COSTS:
   Printing, distribution and listing                     5,583          2,574          9,985          7,499             4,862
   Sales and marketing                                    3,632          3,013          7,069          6,107             4,277
   General and administrative                             5,161          4,448         11,585         11,086             8,526
   Depreciation and amortization                          1,231          1,178          2,320          2,293             1,732
   Stock-based compensation                                ----           ----           ----          1,760             1,760
                                                       ---------      ---------      ---------       -----------     ----------
Income (loss) from  continuing operations                (1,126)         1,596          2,265          2,493               835
OTHER INCOME (EXPENSE):
   Interest expense                                      (1,251)          (276)        (2,340)          (668)             (558)
   Other                                                   ----            135              7            156               143
                                                       ---------      ---------      ---------       -----------     ----------
Income (loss) from continuing operations before
       income taxes                                      (2,377)         1,455            (68)         1,981               420
Income tax expense (benefit)                             (1,127)           954            151          1,496               735
                                                       ---------      ---------      ---------       -----------     ----------

Net income (loss) from continuing operations             (1,250)           501           (219)           485              (315)
Net loss from discontinued operations, net of tax
      benefit of $0; $464; $4,117; $137 and $279,
      respectively                                         ----         (1,532)        (6,189)        (2,037)           (1,840)
Loss on sale of discontinued operations, net
      of income tax benefit of $4,363                      ----           ----        (51,800)          ----              ----
                                                       ---------      ---------      ---------       -----------     ----------
Net income (loss)                                      $ (1,250)      $ (1,031)      $(58,208)      $ (1,552)         $ (2,155)
                                                       ---------      ---------      ---------       -----------     ----------
                                                       ---------      ---------      ---------       -----------     ----------
Basic and diluted earnings (loss) per share:
      Continuing operations                            $   (.06)      $    .03       $   (.01)      $    .02          $   (.02)
      Discontinued operations                              ----           (.08)          (.31)          (.10)             (.09)
      Sale of discontinued operations                      ----           ----          (2.61)          ----              ----
                                                       ---------      ---------      ---------       -----------     ----------
      Net loss per share                               $   (.06)      $   (.05)      $  (2.93)      $   (.08)         $   (.11)
                                                       ---------      ---------      ---------       -----------     ----------
                                                       ---------      ---------      ---------       -----------     ----------


(1) The Company completed its initial public offering with the acquisition of nine operating companies February 18, 1998. The pro forma results were prepared from historical financial results as if the offering and the acquisitions occurred on January 1, 1998. The acquisition of Great Western is included in continuing operations while the results of the other acquired companies are considered discontinued.

(2) Actual results include the operations of the parent company for the six months ended June 30, 1998, and the results of operations of the acquired companies only for the period from February 18, 1998 to June 30, 1998.


              See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                           (Unaudited)
                                                                             June 30,               Dec. 31,
ASSETS                                                                         1999                  1998
Current assets:                                                              ----------          -----------
    Cash and cash equivalents                                                 $   6,430           $  13,734
    Accounts receivable, net                                                     19,664              13,317
    Deferred costs                                                                2,033               3,888
    Prepaid expenses and other current assets                                       256                  94
    Deferred taxes                                                                3,782               3,398
                                                                             ----------            ---------
           Total current assets                                                  32,165              34,431
                                                                             ----------            ---------

Property, plant and equipment, net                                                1,026               1,134
Intangible assets, net                                                           77,679              78,746
Other assets                                                                      2,350               1,022
Net assets of discontinued operations                                            27,989              69,780
                                                                             ----------            ---------
           Total other assets                                                   109,044             150,682
                                                                             ----------            ---------
           Total assets                                                       $ 141,209           $ 185,113
                                                                             ----------            ---------
                                                                             ----------            ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                                  $   5,711           $   4,844
    Short-term debt and current maturities of long-term debt                     49,500              17,117
    Other current liabilities                                                     1,606               3,017
                                                                             ----------            ---------
           Total current liabilities                                             56,817              24,978
Long-term obligations:
    Long-term debt                                                                 ----              17,233
    Deferred tax liabilities                                                     11,016              11,318
                                                                             ----------            ---------
           Total liabilities                                                     67,833              53,529
                                                                             ----------            ---------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, Series A Redeemable Convertible $.0001 par value: 20,000,000 shares authorized; 142,857 shares issued
          and outstanding; $2,000 liquidation preference                          1,122               1,122
    Common stock, $.0001 par value:  180,000,000 shares
               authorized; 19,859,262 shares outstanding                              2                   2
    Additional paid-in capital                                                  146,611             146,611
     Treasury stock, 234,141 common shares                                       (1,013)             (1,013)
    Retained earnings (accumulated deficit)                                     (73,346)            (15,138)
                                                                             ----------            ---------
           Total stockholders' equity                                            73,376             131,584
                                                                             ----------            ---------

      Total liabilities and stockholders' equity                              $ 141,209           $ 185,113
                                                                             ----------            ---------
                                                                             ----------            ---------

See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                         -----------------------------
(In thousands)                                                               1999               1998
                                                                         ----------         ----------
Cash flows from operating activities:
    Net income (loss)                                                    $(58,208)          $ (2,155)
                                                                         ----------         ----------
    Adjustments to reconcile net loss to net cash:
       Loss on sale of discontinued operations, net                        51,800               ----
       Loss from discontinued operations, net                               6,189              1,840
       Depreciation and amortization                                        2,320              1,732
       Stock-based compensation expense                                      ----              1,760
       Provision for deferred tax                                            (686)              ----
       Change in assets and liabilities:
             Decrease (increase) in:
                 Accounts receivable, net                                  (6,347)            (4,435)
                 Deferred costs                                             1,855              1,498
                 Prepaid expenses and other current assets                   (162)               651
                 Other assets                                              (2,371)            (1,258)
             Increase (decrease) in:
                 Accounts payable and accrued liabilities                     867                669
                 Other current liabilities                                 (1,411)              (740)
                                                                         ----------         ----------
             Cash used in continuing operating activities                  (6,154)              (438)
             Cash used in discontinued operations                         (13,391)            (1,944)
                                                                         ----------         ----------
             Cash used in operations                                      (19,545)            (2,382)
                                                                         ----------         ----------
Cash flows from investing activities:
    Cash paid for businesses acquired                                        ----            (83,277)
    Proceeds from sale of assets                                              500               ----
    Additions to property, plant and equipment, net                        (3,524)              (461)
                                                                         ----------         ----------
             Cash used in investing activities                             (3,024)           (83,738)
                                                                         ----------         ----------
Cash flows from financing activities:
     Borrowings of short-term debt                                         40,383               ----
     Repayment of short-term debt                                         (25,118)            (3,722)
     Proceeds from common stock offering, net of offering costs              ----             99,900
                                                                         ----------         ----------
             Cash provided by financing activities                         15,265             96,178
                                                                         ----------         ----------
Net increase (decrease) in cash and cash equivalents                       (7,304)            10,058
Cash and cash equivalents-beginning of period                              13,734               ----
Cash and cash equivalents-end of period                                  ----------         ----------
                                                                         $  6,430           $ 10,058
                                                                         ----------         ----------
                                                                         ----------         ----------



See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


1.   INTERIM RESULTS

      The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Because the Company's operations are seasonal and vary from quarter to quarter, results of operations for interim periods may not be indicative of results for an entire year. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Securities and Exchange Commission.

2.    BASIS OF PRESENTATION

      Advanced Communications Group, Inc. ("Advanced Communications" or "Company"), a Delaware corporation, is an independent yellow pages directory publisher in selected markets in California, Oklahoma and Texas. The Company also maintains a regional competitive local exchange carrier ("CLEC") business that provides a portfolio of telecommunications services to business and residential customers primarily in seven mid-America states. In April 1999, the Company announced certain strategic acquisitions and its intent to divest its CLEC operations. Consequently, the telecommunications operations are presented as discontinued operations (see Note 4). In July 1999, the Company announced the execution of a definitive agreement to sell its entire base of telecommunications operations (see Note 6).

      In June 1999, the Company announced the execution of definitive agreements to acquire all the outstanding stock of YPtel Corporation, Web YP, Inc. (d/b/a WorldPages.com) and a related company, Big Stuff, Inc. for approximately 12 million newly issued shares of common stock. In related transactions, the Company also intends to redeem $15.0 million of promissory notes due to the former owners of Great Western Directories, Inc. for 2,795,455 shares of common stock and to convert up to $10.0 million in debt of Web YP, Inc. and Big Stuff, Inc. in exchange for up to 1,818,182 shares of common stock. The terms of the acquisitions are subject to regulatory approvals and other conditions.

      YPtel Corporation is the parent of Pacific Coast Publishing, Ltd., a yellow pages publisher located in Tacoma, Washington. WorldPages.com maintains a web site and its mission is to facilitate transactions between buyers and sellers worldwide by establishing a premier Internet yellow pages network that is integrated with its wholly-owned local print yellow page directories. By combining the yellow pages customers of YPtel Corporation and the Company, the new operation will be vertically integrated with both Internet and print directories in 41 markets in 7 states.

      The Company also announced that it will reorganize its board of directors and senior management team upon the consummation of the transaction. Richard O'Neal will continue as Chairman of the Company which will be re-named WorldPages.com. The Company's stock will continue to be traded on the NYSE under a new symbol to be released upon completion of the transactions.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 5 to 10 years and 25 to 40 years, respectively. For the six months ended June 30, 1999, amortization expense from continuing operations relating to intangible assets was $2,110,000.

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

      Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost or at very steep discounts in order to accelerate capturing market share; therefore, advertising revenues derived from prototype directories are substantially less than revenues that are expected in the first sold year. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had one prototype directory for the period ending June 30, 1999 and no prototype directories for the period ended June 30, 1998. The Company recognized approximately $3.1 million of net costs relating to the 1999 prototype directory.

      Telecommunications revenues are recognized when long-distance, local and 800 services are provided. Billings made in advance for local services are deferred until earned.

      USE OF ESTIMATES -- The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.    DISCONTINUED OPERATIONS

      In April 1999, the Company announced that it intends to divest its telecommunications segment in connection with several strategic acquisitions (see Note 5). Accordingly, the results of all the telecommunications segment are classified as discontinued operations in the accompanying consolidated financial statements. Revenues from the discontinued telecommunications segment were $24.9 million and $15.2 million in the second quarter of 1999 and 1998, respectively. Net losses from discontinued telecommunications operations in the second quarter of 1999, were included in the estimated loss on the sale recognized in the first quarter of 1999. Net loss from telecommunications operations were $1.5 million, net of income tax benefit of $.5 million in the second quarter of 1998. Revenues from the discontinued telecommunications segment were $49.1 million and $21.8 million in the six months ended June 30, 1999 and 1998, respectively. Net loss from discontinued telecommunications operations were $6.2 million, net of an income tax benefit of $4.1 million, and $1.8 million, net of an income tax benefit of $.3 million in the six months ended June 30, 1999 and 1998, respectively.

      The Company has estimated the loss on the sale of the discontinued telecommunications operations to be $51.8 million and has included this estimate in the results of operations in the first quarter of 1999. The estimated loss on the sale of the discontinued operations includes estimates for operating losses expected to be incurred through the completion of the sale, transaction costs, exit costs of leased facilities, employee severance and termination costs, and estimated proceeds from the sale. The estimate is recorded net of an estimated income tax benefit of $4.4 million.

5.    ACQUISITIONS

      Concurrent with and as a condition to the closing of the IPO, the Company acquired all of the outstanding capital stock of Great Western, Valu-Line, Feist, FirsTel and Tele-Systems, substantially all of the assets of LDM II and LDM of Kansas, Switchboard and National Telecom, and 49% of the outstanding capital stock of KINNET pursuant to the terms of the Acquisitions. The Acquisitions are accounted for using the purchase method of accounting with the parent company being treated as the accounting acquirer. The interest in KINNET is accounted for under the equity method of accounting.

      The following table sets forth for accounting purposes the fair value of consideration paid with respect to the Acquisitions and the assets acquired:

(In thousands)


         Consideration Paid for Acquired Companies:
                  Cash                                       $  85,043
                  Common stock                                  37,896
                  Notes payable                                 17,350
                  Options and warrants                           4,101
                                                             -----------
                     Total Purchase Price                    $ 144,390
                                                             -----------
                                                             -----------

         Assets Acquired:
                  Net working capital                        $   9,829
                  Property and equipment                         5,141
                  Customer lists                                47,800
                  Goodwill                                      96,741
                  Net deferred tax liability                   (15,121)
                                                             -----------
                      Total Assets Acquired                  $ 144,390
                                                             -----------
                                                             -----------

      In November 1998, the Company acquired all of the outstanding stock of Telecom Resources, Inc. and affiliates (TRI) for 477,538 newly issued shares of common stock valued at $1.6 million. TRI, based in Dallas, Texas, offers its customers a web-based virtual office package that combines voice, fax, and data into a single interface. This acquisition is accounted for under the purchase method of accounting. The excess of cost over the estimated fair value of assets acquired and liabilities assumed of $3.3 million was allocated to goodwill and is being amortized over 15 years. The results of operations and the pro forma results would not have been significantly different if TRI had been acquired at the beginning of 1998.

6.     SUBSEQUENT EVENT

      In July 1999, the Company announced the execution of a definitive agreement to sell its entire base of telecommunications operations for cash totaling $49.8 million to Compass Telecommunications, Inc. The purchase price is subject to adjustment based on the amount of working capital at closing. The transaction is subject to regulatory approvals, including those of the FCC and various state public service commissions.

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

RESULTS OF OPERATIONS

GENERAL

      The following table sets forth, for the periods presented, certain actual and pro forma information relating to the continuing operations of the Company, expressed as a percentage of revenues, excluding prototype directory activities and stock-based compensation expense:

                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                             June 30,
                                                       ------------------------       --------------------------------------------
                                                                                                            Pro
                                                                                                           Forma            Actual
                                                         1999             1998             1999             1998             1998
                                                        ------          -------           -------         -------           ------
Directory revenues                                      100.0%           100.0%           100.0%           100.0%           100.0%
Cost of services:
      Printing, distribution and publishing              20.6             20.1             22.3             24.0             22.1
      Sales and marketing                                21.1             23.5             19.5             19.5             19.4
      General and administrative                         34.7             34.7             34.4             35.5             38.8
      Depreciation and amortization                       9.0              9.2              7.2              7.3              7.9
                                                        ------          -------           -------         -------           ------
Income from continuing operations                        14.6%            12.5%            16.5%            13.7%            11.8%
                                                        ------          -------           -------         -------           ------
                                                        ------          -------           -------         -------           ------


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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999, COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

      Revenues from continuing operations, which consist of advertising revenues from the Company's yellow pages directory operations, were $14.5 million in the second quarter of 1999 compared to $12.8 million in the second quarter of 1998, an increase of 13.1%. Approximately $.8 million of the increase is due to the Company's introduction of a prototype directory in the Austin, Texas market in 1999. Excluding this prototype directory, revenues increased 6.9% to $13.7 million. The increase in revenue from recurring directories is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. Excluding the Austin, Texas directory, the Company distributed directories in the same six markets in both the second quarters of 1999 and 1998.

      Printing, distribution, and listing costs increased $3.0 million, or 116.9%, to $5.6 million in the second quarter of 1999 from $2.6 million in the 1998 second quarter. The increase is due to $2.8 million of costs related to the Austin prototype directory. Excluding the Austin prototype directory, printing, distribution, and listing costs increased 9.7% to $2.8 million. As a percent of sales, printing, distribution, and listing costs increased to 20.6% of sales in 1999 from 20.1% in 1998. The increase is due to higher costs from printers and outside service providers.

      Sales and marketing costs increased to $3.6 million in the second quarter of 1999 from $3.0 million in the comparable period of 1998. The increase is due to $.7 million of costs related to the Austin prototype directory. Excluding the Austin prototype directory, sales and marketing costs decreased 4.3% to $2.9 million. As a percent of sales, sales and marketing decreased to 21.1% of sales in 1999 from 23.5% in 1998. The decrease in the expense rate is due to lower incentive compensation and trade expenses resulting from restructured incentive compensation and trade programs.

      General and administrative expenses increased $.8 million, or 16.0%, to $5.2 million for the three months ended June 30, 1999, from $4.4 million in 1998. The increase is due to $.4 million of expenses related to the Austin prototype directory. Excluding the Austin prototype directory, general and administrative expenses increased 6.9% to $4.8 million. As a percentage of revenues, general and administrative expenses were 34.7% of sales in both the second quarters of 1999 and 1998. The increase in general and administrative expenses in dollars is due primarily to higher salaries and wages.

      Depreciation and amortization was approximately $1.2 million in both the second quarters of 1999 and 1998. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from the acquisition of Great Western.

      Interest expense for the second quarter was approximately $1.3 million in the second quarter of 1999, an increase of $1.0 million from interest expense of $.3 million in the second quarter of 1998. The increase is due to higher debt from borrowings under the Company's revolving credit facility used to finance the Company's operating losses and historical growth in the telecommunications operations.

      Income tax benefit of $1.1 million was recognized in the second quarter of 1999 compared income tax expense of $1.0 million in 1998. The decrease is due to lower taxable income in the 1999 second quarter than in 1998. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

      Net loss from continuing operations was $1.3 million, or $.06 per share, in the three months ended June 30, 1999, compared to net income from continuing operations of $.5 million, or $.03 per share in the 1998 second quarter. The increase in net loss was primarily due to increased interest expense and the introduction of a new directory in the second quarter of 1999.

      Earnings from continuing operations before interest, taxes, depreciation, amortization, and stock-based compensation expense (EBITDA) decreased to $.1 million for the three months ended June 30, 1999, from EBITDA of $2.8 million in the second quarter of 1998. The decrease is due to the Austin prototype directory in the second quarter of 1999. Excluding net prototype costs, EBITDA was $3.2 million for the second quarter of 1999, an increase of 14.3% over the comparable quarter of 1998. The increase is due to increased advertising revenues and operating efficiencies. EBITDA is a measure commonly used and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

DISCONTINUED OPERATIONS

      Net loss from discontinued operations for the three months ended June 30, 1999, have been included in the Company's estimated loss on the sale of discontinued operations recognized in the first quarter of 1999. The actual net loss was $6.1 million compared to net loss from discontinued operations of $1.5 million in 1998. Revenues from discontinued telecommunications services were $24.9 million in the second quarter of 1999 compared to $15.2 million in the second quarter of 1998. Revenues from the telecommunications segment increased 63.6% over the comparable quarter of 1998 and 2.9% over the sequential quarter. The increase in telecommunications revenue is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long-distance services. The Company's local service revenue in the second quarter of 1999 was $13.6 million compared to second quarter 1998 local service revenue of $3.0 million. Local service revenue for the second quarter of 1999, increased
10.6% sequentially over the first quarter of 1999 local service revenue of $12.3 million. In the three months ended June 30, 1999, the Company installed approximately 3,000 local access lines and at June 30, 1999, the Company had approximately 141,000 local access lines in service.

      Cost of discontinued services for the three months ended June 30, 1999, increased to $22.9 million, or 91.9% of telecommunications revenues, from $12.3 million, or 81.0% of sales, in the second quarter of 1998. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue. The increase in operating costs of the telecommunications segment as a percentage of telecommunications revenues in 1999 is due to a higher volume of lower margin local service. Local service accounted for 55.0% of total telecommunications revenue in the second quarter of 1999 compared to 19.6% in the second quarter of 1998. Also contributing to the higher rate for costs of telecommunications service is a reduction in pricing for long distance services. In response to competition for long distance service, the Company reduced prices thereby increasing the expense rate on long distance service. The Company's telecommunications strategy was to deploy its own local switching facilities and transition its resale customers to its own switch-based facilities. The Company believed that it would be able to achieve higher gross margins by providing telecommunications services on its own network than it could obtain by reselling the services of the incumbent providers.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998

      Revenues from continuing operations, for the six months ended June 30, 1999, increased 6.4% to $33.2 million from pro forma $31.2 million in 1998. Approximately $.8 million of the increase is due to the Company's introduction of a prototype directory in the Austin, Texas market in 1999. Excluding this prototype directory, revenues increased 3.8% to $32.4 million. The increase in revenue from recurring directories is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers.

      Printing, distribution and listing costs increased $2.5 million to $10.0 million from pro forma $7.5 million in the six months of 1998. The increase is due to $2.8 million of costs related to the Austin prototype directory. Excluding the Austin prototype directory, printing, distribution, and listing costs decreased 3.6% to $7.2 million. As a percent of sales, printing, distribution, and listing costs decreased to 22.3% of sales in 1999 from 24.0% in 1998. The decrease is due to negotiating lower costs from printers and outside service providers for certain directories offset partially by higher costs on certain other directories.

      Sales and marketing costs increased to $7.1 million from pro forma $6.1 million in the comparable period of 1998. The increase is due to $.7 million of costs related to the Austin prototype directory. Excluding the Austin prototype directory, sales and marketing costs increased 3.5% to $6.4 million. As a percent of sales, sales and marketing costs were 19.5% of sales in both 1999 and 1998. The increase in dollars is due to the increased direct selling costs resultant from the higher sales volume.

      General and administrative expenses increased $.5 million, or 4.5%, to $11.6 million for the six months ended June 30, 1999, from pro forma $11.1 million in 1998. The increase is due to $.4 million of expenses related to the Austin prototype directory. Excluding the Austin prototype directory, general and administrative expenses increased 0.8% to $11.2 million. As a percentage of revenues, general and administrative expenses were 34.5% of sales in the six months ended June 30, 1999, and 35.5% of sales in the pro forma six months ended June 30, 1999. The decrease in the expense rate is due to operating efficiencies and lower bad debt expense as a result of maturing markets and improved collections which are partially offset by higher salaries and wages.

      Depreciation and amortization were approximately $2.3 million in both the six months ended June 30, 1999 and pro form 1998. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from the acquisition of Great Western.

      Interest expense for the six months of 1999 was approximately $2.3 million, an increase of $1.6 million from interest expense of pro forma $.7 million in the comparable period of 1998. The increase is due to higher debt from borrowings under the Company's revolving credit facility used to finance the Company's operating losses and historical growth in the telecommunications segment.

      Income tax expense of $.2 million was recognized in the six months ended June 30, 1999, compared to pro forma income tax expense of $1.5 million in 1998. The decrease is due to lower taxable income in 1999 than in 1998. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

      Net loss from continuing operations was $.2 million, or $.01 per share, in the six months ended June 30, 1999, compared to pro forma net income from continuing operations of $.5 million, or $.02 per share in the comparable period of 1998. The increase in net loss was primarily due to increased interest expense and the introduction of a new directory in the second quarter of 1999.

      EBITDA decreased to $4.6 million for the six months ended June 30, 1999, from EBITDA of $6.6 million in the comparable period of 1998, due to the aforementioned Austin prototype directory. Excluding net prototype costs, EBITDA increased to $7.7 million for the first six months of 1999, an increase of 16.7%. The increase is due to increased advertising revenues, operating efficiencies and lower bad debt expense.

DISCONTINUED OPERATIONS

      Net loss from discontinued operations was $12.3 million in the six months ended June 30, 1999 compared to pro forma loss from discontinued operations of $2.0 million in 1998. Approximately $6.1 million of these losses were included in the estimated loss on sale and were charged against the reserve established in the first quarter of 1999. Revenues from discontinued telecommunications services increased 69.3% to $49.1 million in the first six months of 1999 compared to pro forma $29.0 million in the comparable period of 1998. The increase in telecommunications revenue is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long-distance services. The Company's local service revenues in the six months of 1999 was $25.9 million compared to the comparable period of 1998 local service revenues of $5.2 million. In the six months ended June 30, 1999, the Company installed approximately 16,000 local access lines and at June 30, 1999, the Company had approximately 141,000 local access lines in service.

      Cost of discontinued services for the six months ended June 30, 1999, increased to $44.1 million, or 89.8% of telecommunications revenues, from pro forma $21.2 million, or 73.1% of sales, in the comparable period of 1998. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue. The increase in operating costs of the telecommunication segment as a percentage of telecommunications revenues in 1999 is due to a higher volume of lower margin local service. Local service accounted for 52.8% of total telecommunications revenues in the first six months of 1999 compared to 17.9% in the first six months of 1998. Also contributing to the higher rate for costs of telecommunications service is a reduction in pricing for long distance services. In response to competition for long distance service, the Company reduced prices thereby increasing the expense rate on long distance service. The Company's telecommunications strategy was to deploy its own local switching facilities and transition its resale customers to its own switch-based facilities. The Company believed that it would be able to achieve higher gross margins by providing telecommunications services on its own network than it could obtain by reselling the services of the incumbent providers.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at June 30, 1999 was negative $24.7 million and its ratio of current assets to current liabilities was .57.
These amounts include current maturities of long term debt of $17.0 million and borrowings under its revolving credit facility of $32.5 million. In connection with the Company's planned acquisitions of YPtel, Web YP and Big Stuff $15.0 million of the Company's current maturities of long-term debt are expected to be converted into approximately 2,795,000 shares of common stock. Further, the Company is expecting to refinance its existing revolving loan agreement, which expires in May 2000, upon the sale of its telecommunications operations. Excluding the $15.0 million in notes expected to be converted and the $32.5 million expected to be refinanced, the Company's working capital at June 30, 1999 was positive $22.8 million. As discussed below, should the Company be unable to close the acquisitions, refinance its existing revolving credit facility, or obtain alternative debt or equity financing, it will be unable to satisfy its current obligations.

      On May 14, 1999, the Company through its wholly owned Great Western subsidiary, entered into a $40.0 million revolving loan agreement with a financial institution. The credit facility was used to retire the

Company's prior $25.0 million credit facility and the balance is for general working capital requirements and other corporate purposes, subject to various restrictions on such use. Interest on the new facility is determined by LIBOR plus 2.75% or the institution's base rate, as defined, plus .75%. The new facility requires a commitment fee of .5% on the unused balance and is subject to various restrictions and the maintenance of certain financial ratios. The new facility expires on May 13, 2000. ACG and its telecommunications subsidiaries guaranteed the loan and have pledged substantially all their assets. The Company intends to use the net proceeds from the sale of the telecommunications subsidiaries to repay the loan or reduce its balance.

      Although the Company used $6.2 million in cash for continuing operations in the first six months of 1999, the Company's directory operations are cash flow positive. The Company's management believes that the cash generated from its yellow pages business and the remaining cash available under its line of credit will be sufficient to fund its anticipated operating losses until the sale of its telecommunications subsidiaries or the acquisitions of YPtel, Web YP and Big Stuff if either transaction occurs in October 1999. If neither occurs in October 1999, the Company will be required to obtain additional financing. The Company's ability to obtain additional financing from a lender will depend on the status of the planned acquisitions of YPtel, Web YP and Big Stuff and the status of the sale of the telecommunications subsidiaries. If the conditions required to close these transactions have been substantially satisfied, management believes that it will be easier to obtain the necessary funds. If its does not appear that the completion of one or both of these transactions will occur, the Company's ability to obtain financing will be significantly impaired which could require it to cease operations.

      In any event, the Company will need additional capital to implement both its plan to acquire other print yellow pages publishers and its Internet directory strategy. However, the Company believes that if the sale of the telecommunications subsidiaries and the acquisitions have occurred, it will be in a much better position to obtain the needed financing, either by incurring debt or by raising money through an equity offering. In order to address all of its short-term and long-term financing needs, the Company is actively investigating and evaluating a variety of debt and equity financing alternatives.

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

      The Company and its vendors have evaluated the year 2000 readiness of the Company's computer systems and software applications. Certain of the Company's key processing systems have recently been implemented and the vendors of such systems have represented to the Company that the systems are compliant with the year 2000 issues without any modification. The Company requires confirmation of year 2000 compliance in its current requests for proposals from equipment and software vendors. Other legacy computer systems and software that are currently in use are not currently compliant with the year 2000 issues; however, management had previously planned on replacing or upgrading such systems for business reasons other than the year 2000 issue. These replacements and upgrades are expected to be complete by September 30, 1999. The failure of the Company's computer systems and software applications to accommodate the year 2000 could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow.

      Further, if the networks, and systems of the ILECs, IXCs and others on whose services the Company depends and with whom the Company's networks and systems must interface are not year 2000 functional, it could have a material adverse effect on the operation of the Company's networks and, as a result, have a material adverse effect on the Company. Most major domestic carriers have indicated that they are addressing all of their network and support systems to make them year 2000 functional by mid-1999. However, other domestic and international carriers may not be year 2000 functional. The Company plans to participate in the interoperability testing processes being put in place by industry organizations and the Company intends to continue to monitor the performance of its accounting, information and processing systems and software applications and those of its third-party constituents to identify and resolve any year 2000 issues. To the extent necessary, the Company may need to replace, upgrade or reprogram certain systems and software applications to ensure that all of the Company's computer systems and software applications and all of its interoperability applications are year 2000 functional.
However, based on current information, the Company does not believe that it will incur costs for any replacement, upgrade, or reprogramming of its existing computer systems and software applications to resolve any year 2000 issues that will be materially in excess of the $500,000 currently budgeted.

ITEM 3.  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to minimal market risks based on its current holdings and use of financial instruments. The Company does not hold or issue any financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

      The Company is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding the Company's business. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk on amounts borrowed against its credit facility as of June 30, 1999. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.


PART II - OTHER INFORMATION

Item 1.  - LEGAL PROCEEDINGS

      As is the case with many companies, the Company faces exposure to actual and potential claims and lawsuits involving its business and assets. The Company is currently a party to various lawsuits consisting of ordinary, routine litigation that is incidental to the business of the Company. The Company believes that any liabilities resulting from such claims should not have a material adverse effect on the Company's financial position, liquidity, or results of operations.

Item 6.  -    EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  Exhibit 10.49 - Loan Agreement Among Great Western and Bank of America National Trust and Savings Association, as Administrative Agent For the Lenders, dated May 14, 1999

                  Exhibit 10.50 - Security Agreement Among Great Western and Bank of America National Trust and Savings Association, as Administrative Agent For the Lenders, dated May 14, 199

                  Exhibit 10.51 - Guarantee Agreement Among Great Western and Bank of America National Trust and Savings Association, as Administrative Agent For the Lenders, dated May 14, 199

                  Exhibit 10.52 - Pledge Agreement Among Great Western and Bank of America National Trust and Savings Association, as Administrative Agent For the Lenders, dated May 14, 199

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (filed with the Securities and Exchange Commission only)

              (b) Reports on Form 8-K

                  During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated April 14, 1999, relating to the execution of a letter of intent for the proposed acquisitions of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. and the Company's change in focus, strategy and direction.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Advanced Communications Group, Inc.
                                    (Registrant)

Date:  August 14, 1999              /s/ Richard O'Neal
                                    --------------------------------------
                                    Richard O'Neal
                                    Chairman and Chief Executive Officer


Date:  August 14, 1999              /s/ William H. Zimmer III
                                    --------------------------------------
                                    William H. Zimmer III
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)