Form 10-K405/A
period 1998-12-31
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1999-09-27
CIK 1047643

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION

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

                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The undersigned registrant hereby amends its Form 10-K for the fiscal year ended December 31, 1998 and filed on March 31, 1999, by restating Item 7 to add Year 2000 contingency plans and to add quantitative and qualitative disclosures about market risk.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

YEAR 2000 ISSUE

    The Year 2000 issue is a matter of worldwide concern for telecommunications carriers and affects many aspects of the technology including the computer systems and software applications that are essential for network administration and operations. A significant portion of the voice and data network equipment, and many network management devices have date-sensitive processing which enables basic network operations as well as administration including functions such as service activation, fault remediation and billing.

    ACG has evaluated the state of Year 2000 readiness of its computer systems and software applications. As a result of this and in the course of normal business operations, ACG's key network and data processing systems have been upgraded or replaced. Vendors of these systems have represented to ACG that the systems are now compatible with the Year 2000 issue without further modification. ACG requires confirmation and warranty of Year 2000 compatibility in its requests for proposals and purchase agreements from or with equipment and software vendors. ACG currently operates some ancillary, non-essential systems that may not be compatible with the Year 2000; however, ACG is executing plans to replace or upgrade these systems by October 31, 1999. Failure of ACG's computer-based systems and software applications to accommodate the Year 2000 could have a material adverse effect on ACG's business, financial condition, results of operations, and cash flow.

    As a common carrier, ACG interconnects its network with those of other LEC's and IXC's to provide service to its subscribers. If the networks of these interconnecting carriers or those that they interconnect with are not compatible with the Year 2000 issue and experience operational impairments as a result, it could have a material, adverse affect on ACG and its network. Most major domestic carriers have indicated that they are addressing issues related to the Year 2000 in their own networks and anticipate being fully compatible with the issue by mid-year 1999. However, other domestic and international carriers alike may not be compatible with the Year 2000 when it arrives. ACG cannot predict what effect their lack of compatibility would have on its operations.

    ACG intends to continue to monitor the readiness disclosure and status of key carriers and industry groups and will continue to monitor the status of its own operating and support systems with the intent of identifying and resolving any Year 2000 related issues before they detrimentally affect ACG or its operations. As part of this continuing effort, ACG may need to replace, upgrade, or re-program some of its computer-based systems in addition to those already slated for improvement. ACG believes that any such additional improvements can be completed within the currently budgeted amount of $500,000.

    ACG is developing contingency plans for Year 2000 issues. These contingency plans will be an integral part of disaster recovery plans and will include response teams of key personnel, vendors and consultants. Certain aspects of the contingency plans are as follows:

    NETWORK ELEMENTS--Network elements include systems, components, or software that directly affect telecommunications switching, transmission and reception equipment, including but not limited to, computer-based switches, routers and amplifiers. These systems must continue to be operable with real-time date sequences including the Year 2000. The company has taken steps to assure itself of this readiness. In addition, these systems are critically dependent on electrical power for continued operations. ACG anticipates no issues from a potential commercial power interruption resulting from a Year 2000 event because ACG currently tests and maintains auxiliary power systems including battery backups and generators intended to provide an uninterrupted power supply for all essential network elements.

    If any of the essential network elements fail and are unable to operate as a result of the Year 2000 event, ACG plans to either (i) transfer service to an alternate switch, if possible; or (ii) implement temporary date modifications to enable the equipment until a permanent resolution can be established; or (iii) have an intermediate carrier redirect incoming calls to other carriers for routing and completion.

    SUPPORT SYSTEMS--Support systems include a variety of systems used in the operations and maintenance of the network elements. While these systems may not be essential to the real-time operations of the network, they do play an important role to allow ACG to efficiently conduct business. ACG believes that these systems are or will be continuously operable into the Year 2000 without impairment. However, should these systems experience problems with the Year 2000 date, ACG can continue operations with manual processes until the impairment is resolved. These support systems are included in the continuing evaluation and monitoring processes that ACG is conducting.

    ACG's administrative data network (LAN/WAN) also functions as an important support system for its telecommunications and business operations. Like most contemporary LAN/WAN systems, this network relies on routers, switches, hubs, and connecting circuits provided by other carriers to provide consistent and reliable data support. ACG maintains local backups of data for up to the last five weeks of operations. In the event of a failure of the LAN/WAN system, the backup data can be shipped between sites by mail or courier and can be restored on the network once the impairment has been resolved. ACG's assessment of Year 2000 risks associated with its administrative network indicate that all or most of the electronic equipment used in that network has been manufactured in the last two years and as such has been designed with Year 2000 date compatibility included. ACG has obtained certifications, representations, and warranties of year 2000 compliance and continued operation through the event from all major vendors that supply equipment or network services used in the administrative data network.

    AUXILIARY SYSTEMS--Auxiliary systems, including systems or components such as payroll, human resources, security and access control, and environmental systems, are all operated on third party software and hardware. ACG believes that the limited size and complexity of these systems make it possible to operate manually if a system fails due to a Year 2000 related issue. ACG intends to utilize the resources of vendors to either repair the failed system or to secure a replacement for the failed system if necessary.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    ACG is exposed to minimal market risks based on its current holdings and use of financial instruments. The Company does not hold or issue any financial instruments for trading, hedging or speculative purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

    ACG is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding ACG's business. The interest rate that ACG will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates ACG has secured on its current debt. Additionally, ACG is exposed to interest rate risk on amounts borrowed against its credit facility as of June 30, 1999. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates ACG is currently paying on its borrowings. There is no cap on the interest rate payable on ACG's revolving credit facility. If the interest rates on ACG's revolving credit facility were to increase by 10% over December 31, 1998 levels, ACG's annual interest expense would increase by approximately $200,000.

    ACG's business and operations are also exposed to market risks resulting from changes in commodity prices for paper, ACG's principal raw material. Certain commodity grades of paper, including the grade ACG uses for its yellow pages directories, may be volatile. A 10% increase in the cost of directory grade paper used by ACG over December 31, 1998 levels, would result in an increase in ACG's annual operating costs of approximately $476,000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

                                          Advanced Communications Group, Inc.

                                          By: /s/ Michael A. Pruss
                                          Name: Michael A. Pruss
                                          Title:Vice President and Chief
                                              Financial Officer

                                          Date: September 27, 1999