Form 10-Q
period 1999-09-30
ADVANCED COMMUNICATIONS GROUP INC/DE/
filed 1999-11-15
CIK 1047643

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

                                 (314) 205-8668
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                        ---     ---

As of November 5,1999, the registrant had 20,084,253 shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                         ----------------------------- -----------------------------

(In thousands, except per share data)                      1999            1998            1999            1998 (1)
                                                        --------        --------        --------        ------------
REVENUES                                                $  9,113        $  8,255        $ 42,337        $ 30,247
OPERATING COSTS:
   Printing, distribution and listing                      1,961           1,867          11,946           6,729
   Sales and marketing                                     2,686           2,572           9,755           6,849
   General and administrative                              3,801           3,210          15,386          11,736
   Depreciation and amortization                           1,202           1,497           3,522           3,229
   Stock-based compensation                                 ----            ----            ----           1,760
                                                        --------        --------        --------        --------
Income (loss) from continuing operations                    (537)           (891)          1,728             (56)
OTHER INCOME (EXPENSE):
   Interest expense                                       (1,177)           (361)         (3,517)           (919)
   Other                                                      (6)           (190)              1             (47)
                                                        --------        --------        --------        --------
Income (loss) from continuing operations before
       income taxes                                       (1,760)         (1,422)         (1,788)         (1,022)
Income tax expense (benefit)                                 461            (147)            612             588
                                                        --------        --------        --------        --------
Net income (loss) from continuing operations              (2,181)         (1,295)         (2,400)         (1,610)
Net loss from discontinued operations, net of tax
      benefit of $1,079; $369; $5,196; $506 and
      $648, respectively                                    ----          (2,396)         (6,189)         (4,236)
Loss on discontinued operations, net
      of income tax benefit of $4,363                       ----            ----         (51,800)           ----
                                                        --------        --------        --------        --------
Net loss                                                $ (2,181)       $ (3,691)       $(60,389)       $ (5,846)
                                                        ========        ========        ========        ========
Basic and diluted earnings (loss) per share:
      Continuing operations                             $   (.11)       $   (.07)       $   (.12)       $   (.09)
      Discontinued operations                               ----            (.12)           (.31)           (.23)
      Loss on discontinued operations                       ----            ----           (2.60)          ----
                                                        --------        --------        --------        --------
      Net loss per share                                $   (.11)       $   (.19)       $  (3.03)        $  (.32)
                                                        ========        ========        ========        ========

(1) Actual results include the operations of the parent company for the nine months ended September 30, 1998, and the results of operations of the acquired companies only for the period from February 18, 1998 to September 30, 1998.

See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                      (Unaudited)
                                                                         Sept. 30,        Dec. 31,
ASSETS                                                                     1999             1998
------                                                                  ---------        ---------
Current assets:
    Cash and cash equivalents                                           $   1,408        $  13,734
    Accounts receivable, net                                               17,681           13,317
    Deferred costs                                                          2,236            3,888
    Prepaid expenses and other current assets                                 289               94
    Deferred taxes                                                          3,782            3,398
                                                                        ---------        ---------
           Total current assets                                            25,396           34,431
                                                                        ---------        ---------

Property, plant and equipment, net                                            957            1,134
Intangible assets, net                                                     76,546           78,746
Other assets                                                                2,259            1,022
Net assets held for sale                                                   41,222           69,780
                                                                        ---------        ---------
           Total other assets                                             120,984          150,682
                                                                        ---------        ---------

           Total assets                                                 $ 146,380        $ 185,113
                                                                        =========        =========

LIABILITIES AND STOCKHOLDERS'
-----------------------------
Equity current liabilities:
    Accounts payable and accrued liabilities                            $   6,704        $   4,844
    Short-term debt and current maturities of long-term debt               55,000           17,117
    Other current liabilities                                               2,691            3,017
                                                                        ---------        ---------
           Total current liabilities                                       64,395           24,978
Long-term obligations:
    Long-term debt                                                           ----           17,233
    Deferred tax liabilities                                               10,704           11,318
                                                                        ---------        ---------
           Total liabilities                                               75,099           53,529
                                                                        ---------        ---------
Commitments and contingencies
Stockholders' equity:

     Preferred stock, Series A Redeemable Convertible, $.0001 par value: 20,000,000 shares authorized; 0 and 142,857 shares
        issued and outstanding, respectively                                 ----            1,122
     Common stock, $.0001 par value:  180,000,000 shares
        authorized; 20,070,003 and 19,859,262 shares outstanding,
        respectively                                                            2                2
    Additional paid-in capital                                            147,744          146,611
    Treasury stock, 168,257 and 234,141 common shares                        (938)          (1,013)
    Retained earnings (accumulated deficit)                               (75,527)         (15,138)
                                                                        ---------        ---------
           Total stockholders' equity                                      71,281          131,584
                                                                        ---------        ---------

    Total liabilities and stockholders' equity                          $ 146,380        $ 185,113
                                                                        =========        =========

See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                     --------------------------
(In thousands)                                                           1999           1998
                                                                     ----------       ---------
Cash flows from operating activities:
    Net loss                                                         $ (60,389)       $  (5,846)
                                                                     ---------        ---------
    Adjustments to reconcile net loss to net cash:
         Loss on discontinued operations, net                           51,800             ----
         Loss from discontinued operations, net                          6,189            4,236
         Depreciation and amortization                                   3,522            3,229
         Stock-based compensation expense                                 ----            1,760
         Provision for deferred tax                                       (998)            ----
         Change in assets and liabilities:
             Decrease (increase) in:
                 Accounts receivable, net                               (4,364)          (3,571)
                 Deferred costs                                          1,652            1,886
                 Prepaid expenses and other current assets                (195)             636
                 Other assets                                           (2,280)          (9,866)
             Increase (decrease) in:
                 Accounts payable and accrued liabilities                1,860           (1,347)
                 Other current liabilities                                (326)              39
                                                                     ---------        ---------
                Cash used in continuing operating activities            (3,529)          (8,884)
                Cash used in discontinued operations                   (26,624)          (6,102)
                                                                     ---------        ---------
                Cash used in operating activities                      (30,153)         (14,946)
                                                                     ---------        ---------
Cash flows from investing activities:
    Cash paid for businesses acquired, net of cash                        ----          (83,277)
    Proceeds from sale of assets                                           500             ----
    Additions to property, plant and equipment, net                     (3,524)            (871)
                                                                     ---------        ---------
             Cash used in investing activities                          (3,024)         (84,148)
                                                                     ---------        ---------
Cash flows from financing activities:
    Borrowings of short-term debt                                       45,883           10,000
    Repayment of short-term debt                                       (25,118)          (4,895)
    Proceeds from stock option exercises                                    86             ----
    Proceeds from common stock offering, net of offering costs            ----           99,900
                                                                     ---------        ---------
             Cash provided by financing activities                      20,851          105,005
                                                                     ---------        ---------
Net increase (decrease) in cash and cash equivalents                   (12,326)           5,911
Cash and cash equivalents-beginning of period                           13,734             ----
                                                                     ---------        ---------
Cash and cash equivalents-end of period                              $   1,408        $   5,911
                                                                     =========        =========


See accompanying notes to consolidated financial statements.

              ADVANCED COMMUNICATIONS GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

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

2.  BASIS OF PRESENTATION

      Advanced Communications Group, Inc. ("Advanced Communications" or the "Company"), a Delaware corporation, is an independent yellow pages directory publisher in selected markets in California, Oklahoma and Texas. The Company also maintains a regional competitive local exchange carrier ("CLEC") business that provides a portfolio of telecommunications services to business and residential customers primarily in seven mid-America states. In April 1999, the Company announced certain strategic acquisitions and its intent to divest its CLEC operations. Consequently, the telecommunications operations are presented as discontinued operations (see Note 4).

      In June 1999, the Company announced the execution of definitive agreements to acquire all the outstanding stock of YPtel Corporation, Web YP, Inc. (d/b/a WorldPages.com) and a related company, Big Stuff, Inc. for newly issued shares of common stock. In October 1999, the Company executed revised definitive agreements for the aforementioned proposed acquisitions of the outstanding stock of YPtel Corporation. The revisions relate principally to the number of the Company's shares to be exchanged for YPtel shares, which have been increased to 15.0 million. The total number of shares to be issued in consideration for the acquisitions is 19,545,459. This total does not include the shares issued in consideration for the conversion of promissory notes or debt as discussed below.

      In related transactions, the Company also intends to redeem $15.0 million of promissory notes and accrued interest due to the former owners of Great Western Directories, Inc. for 2,840,909 shares of common stock and to convert up to $6.0 million in debt of Web YP, Inc. and Big Stuff, Inc. in exchange for up to 1,090,909 shares of common stock. The terms of the acquisitions are subject to regulatory approvals and other conditions.

      In addition, the parties have agreed to extend the termination date to January 31, 2000, with certain extension periods if necessary, and have agreed to remove a contingency provision that could have resulted in additional shares being issued to YPtel. As a result of strong performance at YPtel's operating subsidiary, the value of YPtel has increased significantly since the signing of the original agreement. YPtel's new Portland directory posted solid results and, based on the success of that market, YPtel is establishing a directory in the Seattle market, which will be its largest single market expansion to date.

      YPtel Corporation is the parent of Pacific Coast Publishing, Ltd., a yellow pages directories publisher located in Tacoma, Washington. WorldPages.com maintains a web site and its mission is to facilitate transactions between buyers and sellers worldwide by establishing an Internet yellow pages network that is integrated with its wholly-owned local print yellow pages directories. By combining the yellow pages customers of YPtel Corporation and the Company, the new operation will be vertically integrated with both Internet and print directories in 41 markets in 7 states.

      The Company also announced that it will reorganize its board of directors and senior management team upon the consummation of the transaction. Richard O'Neal will continue as Chairman of the Company, which will be re-named WorldPages.com. The Company's stock will continue to be traded on the NYSE under a new symbol to be released upon completion of the transactions.

     The Company completed its initial public offering ("IPO") of its common stock on February 18, 1998. In connection with the IPO, the Company simultaneously acquired all of the outstanding capital stock of Great Western Directories, Inc. ("Great Western"), Valu-Line of Longview, Inc. ("Valu-Line"), Feist Long Distance Service, Inc. ("Feist"), FirsTel, Inc. ("FirsTel") and Tele-Systems, Inc. ("Tele-Systems"), substantially all of the assets of Long Distance Management II, Inc. ("LDM II"), Long Distance Management of Kansas, Inc. ("LDM of Kansas"), The Switchboard of Oklahoma City, Inc. ("Switchboard"), and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KIN Network, Inc. ("KINNET").

      Prior to February 1998, the Company had not conducted any operations other than those relating to the IPO and the related acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, and include the results of the Acquired Companies only for the period after February 18, 1998.

All intercompany accounts have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 10 to 40 years. For the nine months ended September 30, 1999, amortization expense from continuing operations relating to intangible assets was $3.2 million.

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

      Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost or at very steep discounts in order to accelerate capturing market share; therefore, advertising revenues derived from prototype directories are substantially less than revenues that are expected in the first sold year. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had one prototype directory in both the nine months ended September 30, 1999 and 1998, respectively. The Company recognized approximately $3.1 million of net costs relating to the 1999 prototype directory and $.4 million of net costs relating to the 1998 prototype directory.

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

4.    DISCONTINUED OPERATIONS

      In April 1999, the Company announced that it intends to divest its telecommunications segment in connection with several strategic acquisitions. In July 1999, the Company announced the execution of a definitive agreement to sell its entire base of telecommunications operations for cash totaling $49.8 million to Ionex Telecommunications, Inc. (formerly Compass Telecommunications, Inc). The purchase price is subject to adjustment based on the amount of working capital and other financial information at closing. The transaction is subject to regulatory approvals, including those of the FCC and various state public service commissions. Accordingly, the results of all the telecommunications segment are classified as discontinued operations in the accompanying consolidated financial statements. Revenues from the discontinued telecommunications segment were $23.4 million and $16.9 million in the third quarter of 1999 and 1998, respectively. Net losses from discontinued telecommunications operations of $7.5 million, net of income tax benefits of $1.1 million, were included in the estimated loss on the sale recognized in the first quarter of 1999. Net losses from telecommunications operations were $2.4 million, net of income tax benefits of $.4 million in the third quarter of 1998. Revenues from the discontinued telecommunications segment were $72.5 million and $38.7 million in the nine months ended September 30, 1999 and 1998, respectively. Net losses from discontinued telecommunications operations were $23.4 million, net of an income tax benefit of $5.2 million, and $4.2 million, net of an income tax benefit of $.6 million in the nine months ended September 30, 1999 and 1998, respectively.

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

      The net assets and liabilities of the discontinued telecommunications operations are classified on the accompanying balance sheet as net assets held for sale. Net assets held for sale at September 30, 1999, are net of the remaining reserve established for the estimated loss on the sale.

5. ACQUISITIONS

      In February 1998, the Company completed its IPO. Concurrent with and as a condition to the closing of the IPO, the Company acquired all of the outstanding capital stock of Great Western Directories, Inc., Valu-Line of Longview, Inc., Feist Long Distance Service, Inc., FirsTel, Inc. and Tele-Systems, Inc., substantially all of the assets of Long Distance Management II, Inc., Long Distance Management of Kansas, Inc., The Switchboard of Oklahoma City, Inc., and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KINNET. The acquisitions were accounted for using the purchase method of accounting. Except for the acquisition of Great Western, the operations of all the other acquired companies are intended to be sold and are therefore presented as discontinued operations and net assets held for sale.

       The following table sets forth for accounting purposes the fair value of consideration paid with respect to the acquisition of Great Western and the assets acquired:

(In thousands)
         Consideration Paid:
                  Cash                           $   55,634
                  Common stock                        8,000
                  Notes payable                      15,000
                  Options and warrants                3,125
                                                 -----------
                     Total Purchase Price        $   81,759
                                                 ===========

         Assets Acquired:
                  Net working capital            $    6,160
                  Property and equipment              1,237
                  Customer lists                     32,900
                  Goodwill                           50,921
                  Net deferred tax liability         (9,459)
                                                 -----------
                      Total Assets Acquired      $   81,759
                                                 ===========

       The following pro forma operating information is presented for comparative purposes as if the IPO and the acquisition of Great Western had occurred on January 1, 1998. The pro forma financial information does not purport to represent the Company's results of operations that would have actually occurred if the IPO and the related acquisitions had in fact occurred on that date. Since the related acquired companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma consolidated statement of operations reflects the historical results of operations of the acquired companies and was derived from the respective acquired companies' financial statements.

                               Nine Months Ended September 30, 1998
                               ====================================
                               As Reported               Pro Forma
                               ===========               =========
Revenue                            $30,247                 $39,493

Income (loss) from
 continuing operations             $   (56)                $ 1,602

Net income (loss)
 from continuing operations        $(1,610)                $  (810)

      In addition to the acquisition of Great Western, the Company purchased the other acquired companies for $62.6 million in cash, stock options and notes payable. These acquisitions resulted in $47.0 million of goodwill, $14.9 in customer lists and $.7 million of net other assets which have been classified as net assets held for sale.

      In November 1998, the Company acquired all of the outstanding stock of Telecom Resources, Inc. and affiliates (TRI) for 477,538 newly issued shares of common stock valued at $1.6 million. TRI, based in Dallas, Texas, offers its customers a web-based virtual office package that combines voice, fax, and data into a single interface. This acquisition is accounted for under the purchase method of accounting. The excess of cost over the estimated fair value of assets acquired and liabilities assumed of $3.3 million was allocated to goodwill and is being amortized over 15 years. The assets and liabilities of TRI have also been classified as net assets held for sale. The results of operations and the pro forma results would not have been significantly different if TRI had been acquired at the beginning of 1998.

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

RESULTS OF OPERATIONS

GENERAL

         The following table sets forth, for the periods presented, certain actual and pro forma information relating to the continuing operations of the Company, expressed as a percentage of revenues, excluding prototype directory activities and stock-based compensation expense:

                                                        Three Months Ended                    Nine Months Ended
                                                          September 30,                         September 30,
                                                    ---------------------------   ----------------------------------------
                                                                                                Pro Forma        Actual
                                                       1999           1998           1999          1998           1998
                                                    ------------   ------------   -----------  -------------   -----------
  Directory revenues                                      100.0%         100.0%        100.0%         100.0%        100.0%
  Cost of services:
        Printing, distribution and publishing              21.5           22.6          22.1           23.3          21.7
        Sales and marketing                                29.5           31.2          21.7           22.0          22.7
        General and administrative                         41.7           38.9          36.1           36.4          39.0
        Depreciation and amortization                      13.2           18.1           8.5            9.6          10.7
                                                    ------------   ------------   -----------  -------------   -----------
  Operating income (loss) from
        continuing operations                              (5.9)%        (10.8)%        11.6%           8.7%          5.9%
                                                    ============   ============   ===========  =============   ===========

         Prior to February 1998, the Company had not conducted any operations other than those relating to the IPO and the related acquisitions. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of Great Western only for the period after February 18, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the related acquisitions had occurred on January 1, 1998. The pro forma operating information does not purport to represent the results of operations of the Company that would have actually occurred if the IPO and the related acquisitions had in fact occurred on the date stated above. Since the acquired companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma Consolidated Statements of Operations reflect the historical results of operations of the acquired companies and were derived from the respective acquired companies' financial statements.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues from continuing operations, which consist of advertising revenues from the Company's yellow pages directory operations, were $9.1 million in the third quarter of 1999 compared to $8.3 million in the third quarter of 1998, an increase of 10.4%. Approximately $.4 million of the increase is due to the publishing and distributing a directory in the Channelview, Texas market in its first year after prototype. The increase in revenue from recurring directories is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. In addition to the Channelview directory, the Company distributed directories in the same seven markets in both the third quarters of 1999 and 1998.

         Printing, distribution, and listing costs increased $0.1 million, or 5.0%, to $2.0 million in the third quarter of 1999 from $1.9 million in the 1998 third quarter. As a percent of sales, printing, distribution, and listing costs decreased to 21.5% of sales in 1999 from 22.6% in 1998. The decrease in the expense rate is due to economies of scale realized from higher sales volume.

         Sales and marketing costs increased to $2.7 million in the third quarter of 1999 from $2.6 million in the comparable period of 1998. The increase is due to direct costs associated with the higher sales volume. As a percent of sales, sales and marketing decreased to 29.5% of sales in 1999 from 31.2% in 1998. The decrease in the expense rate is due to lower incentive compensation and trade expenses resulting from restructured incentive compensation and trade programs.

         General and administrative expenses increased $.6 million, or 18.4%, to $3.8 million for the three months ended September 30, 1999, from $3.2 million in 1998. The increase is due to higher bad debt expense associated with higher sales volume in 1999. As a percentage of revenues, general and administrative expenses increased to 41.7% of sales in 1999 from 38.9% in 1998. The increase in the expense rate is due to the aforementioned increase in the bad debt expense.

         Depreciation and amortization was approximately $1.2 million in the third quarter of 1999, a decrease of $.3 million from $1.5 million in 1998. Depreciation and amortization consists principally of amortization of goodwill and customer lists resulting from the acquisition of Great Western.

         Interest expense for the third quarter was approximately $1.2 million in 1999, an increase of $.8 million from interest expense of $.4 million in the third quarter of 1998. The increase is due to higher debt from borrowings under the Company's revolving credit facility used to finance the Company's operating losses and growth in the telecommunications operations.

         Income tax expense of $.5 million was recognized in the third quarter of 1999 compared to income tax benefit of $0.1 million in 1998. The change is due to higher taxable income in the 1999 third quarter than in 1998. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of intangible assets is not deductible for tax purposes.

         Net loss from continuing operations was $2.2 million, or $.11 per share, in the three months ended September 30, 1999, compared to net loss from continuing operations of $1.3 million, or $.07 per share in the 1998 third quarter. The increase in net loss was primarily due to the factors noted above.

         Earnings from continuing operations before interest, taxes, depreciation, amortization, and stock-based compensation expense (EBITDA) increased to $.7 million for the three months ended September 30, 1999, from EBITDA of $.6 million in the third quarter of 1998. The increase is principally due to the results of the North Channel, TX directory in its first year after introduction. EBITDA is a measure commonly used and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

DISCONTINUED OPERATIONS

         Net loss from discontinued operations for the three months ended September 30, 1999, has been included in the Company's estimated loss on the sale of the discontinued operations recognized in the first quarter of 1999. The actual net loss was $7.5 million compared to net loss from discontinued operations of $2.4 million in the third quarter of 1998. Revenues from discontinued telecommunications services were $23.4 million in the third quarter of 1999 compared to $16.9 million in the third quarter of 1998, an increase of 38.5%. The increase in telecommunications revenue is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long-distance services. The Company's local service revenue in the third quarter of 1999 was $13.0 million compared to third quarter 1998 local service revenue of $5.4 million. At September 30, 1999, the Company had approximately 132,000 local access lines in service.

         Cost of discontinued services for the three months ended September 30, 1999, increased to $21.7 million, or 92.7% of telecommunications revenues, from $11.2 million, or 66.3% of sales, in the third quarter of 1998. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue. The increase in operating costs of the telecommunications segment as a percentage of telecommunications revenues in 1999 is due to a higher volume of lower margin local service.

Local service accounted for 55.4% of total telecommunications revenue in the third quarter of 1999 compared to 32.1% in the third quarter of 1998. Also contributing to the higher rate for costs of telecommunications service is a reduction in pricing for long distance services. In response to competition for long distance service, the Company reduced prices thereby increasing the expense rate on long distance service. The Company's telecommunications strategy was to deploy its own local switching facilities and transition its resale customers to its own switch-based facilities. The Company believed that it would be able to achieve higher gross margins by providing telecommunications services on its own network than it could obtain by reselling the services of the incumbent providers; however, due to the Company's change in stategic focus and direction, the investments to improve operating margins have not been pursued.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

         Revenues from continuing operations, for the nine months ended September 30, 1999, increased 7.2% to $42.3 million from pro forma $39.5 million in 1998. Approximately $.8 million of the increase is due to the Company's introduction of a prototype directory in the Austin, Texas market in the second quarter of 1999 and approximately $.4 million of the increase is due to the first sold year publication of a directory in the North Channel, Texas market. Excluding new and prototype directories, revenues increased 5.6% to $41.5 million. The increase in revenue from recurring directories is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers.

         Printing, distribution and listing costs increased $2.6 million to $11.9 million from pro forma $9.4 million in the nine months of 1998. The increase is due to $2.8 million of costs related to the Austin prototype directory incurred during the second quarter of 1999. Excluding prototype directories, printing, distribution, and listing costs increased .4% to $9.1 million. As a percent of sales, printing, distribution and listing costs of recurring directories decreased to 22.1% of sales in 1999 from 23.3% in 1998. The decrease is due to negotiating lower costs from printers and outside service providers for certain directories offset partially by higher costs on certain other directories.

         Sales and marketing costs increased to $9.8 million from pro forma $8.7 million in the comparable period of 1998. The increase is principally due to $.7 million of costs related to the Austin prototype directory. Excluding prototype directories, sales and marketing costs increased 4.2% to $9.1 million. As a percent of sales, sales and marketing costs decreased to 21.7% of sales in 1999 from 22.0% in 1998. The decrease in the expense rate is due lower incentive compensation and trade expenses resulting from restructured incentive compensation and trade programs.

         General and administrative expenses increased $1.1 million, or 7.6%, to $15.4 million for the nine months ended September 30, 1999, from pro forma $14.3 million in 1998. The increase is partially due to $.4 million of expenses related to the Austin prototype directory. Excluding prototype directories, general and administrative expenses increased 4.8% to $15.0 million. As a percentage of revenues, general and administrative expenses were 36.1% of sales in the nine months ended September 30, 1999, and 36.4% of pro forma sales in the nine months ended September 30, 1998. The decrease in the expense rate is due to operating efficiencies which are partially offset by higher salaries and wages.

         Depreciation and amortization was approximately $3.5 million in the nine months ended September 30, 1999 and $3.8 million in pro forma 1998. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from the acquisition of Great Western.

         Interest expense for the nine months of 1999 was approximately $3.5 million, an increase of $2.5 million from interest expense of pro forma $1.0 million in the comparable period of 1998. The increase is due to higher debt from borrowings under the Company's revolving credit facility used to finance the Company's operating losses and historical growth in the telecommunications segment.

         Income tax expense of $.6 million was recognized in the nine months ended September 30, 1999, compared to pro forma income tax expense of $1.3 million in 1998. The decrease is due to lower taxable income in 1999 than in 1998. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

         Net loss from continuing operations was $2.4 million, or $.12 per share, in the nine months ended September 30, 1999, compared to pro forma net loss from continuing operations of $.8 million, or $.04 per share in the comparable period of 1998. The increase in net loss was primarily due to increased interest expense and the introduction of a new directory in the second quarter of 1999.

     EBITDA decreased to $5.3 million for the nine months ended September 30, 1999, from pro forma EBITDA of $7.2 million in the comparable period of 1998, due to the previously mentioned Austin prototype directory. Excluding net prototype costs of $3.1 million associated with the Austin directory, EBITDA increased to $8.4 million for the first nine months of 1999, an increase of 16.7%.

DISCONTINUED OPERATIONS

         Net loss from discontinued operations was $23.4 million for the nine months ended September 30, 1999 compared to pro forma loss from discontinued operations of $4.4 million in 1998. Approximately $16.9 million of these net losses were included in the estimated loss on sale and were charged against the reserve established in the first quarter of 1999. Revenues from discontinued telecommunications services increased 58.0% to $72.5 million in the first nine months of 1999 compared to pro forma $45.9 million in the comparable period of 1998. The increase in telecommunications revenue is due to increased local service revenue as the Company implemented aggressive sales and marketing of local services in addition to long-distance services. The Company's local service revenues in the first nine months of 1999 was $38.8 million compared to the same period of 1998 local service revenues of $10.6 million. At September 30, 1999, the Company had approximately 132,000 local access lines in service.

         Cost of discontinued services for the nine months ended September 30, 1999, increased to $65.8 million, or 90.8% of telecommunications revenues, from pro forma $32.4 million, or 70.6% of sales, in the comparable period of 1998. The higher cost of providing telecommunications service in gross dollars is due to the increase in local service revenue. The increase in operating costs of the telecommunications segment as a percentage of telecommunications revenues in 1999 is due to a higher volume of lower margin local service. Local service accounted for 53.6% of total telecommunications revenues in the first nine months of 1999 compared to 24.0% in the first nine months of 1998. Also contributing to the higher rate for costs of telecommunications service is a reduction in pricing for long distance services. In response to competition for long distance service, the Company reduced prices thereby increasing the expense rate on long distance service. The Company's telecommunications strategy was to deploy its own local switching facilities and transition its resale customers to its own switch-based facilities. The Company believed that it would be able to achieve higher gross margins by providing telecommunications services on its own network than it could obtain by reselling the services of the incumbent providers; however, due to the Company's change in strategic focus and direction, the investments to improve operating margins have not been pursued.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at September 30, 1999 was negative $39.0 million and its ratio of current assets to current liabilities was .39. These amounts include current maturities of long-term debt of $17.0 million and short-term borrowings under the Company's revolving credit facility of $38.0 million. In connection with the planned acquisitions of YPtel, Web YP and Big Stuff, $15.0 million of the current maturities due in February 2000 are expected to be converted into approximately 2.7 million shares of common stock. Further, the Company is expecting to refinance its existing revolving credit facility prior to its expiration in May 2000. Excluding both the $15.0 million in notes which is expected to be converted to equity and the $38.0 million credit facility which is expected to be refinanced, the Company's working capital at September 30, 1999 was positive $14.0 million. If the Company is unable to close the acquisitions, refinance its existing revolving facility or obtain alternative debt or equity financing, it will be unable to meet its current obligations.

         On May 14, 1999, the Company through its wholly-owned Great Western subsidiary, entered into a $40.0 million revolving loan agreement with a financial institution. The credit facility was used to retire the Company's prior $25.0 million credit facility and the balance is for general working capital requirements and other corporate purposes, subject to various restrictions on such use. Interest on the new facility is LIBOR plus 2.75% or the institution's base rate, as defined, plus .75%. The new facility requires a commitment fee of .5% on the unused balance and is subject to various restrictions and the maintenance of certain financial ratios. The new facility expires on May 13, 2000. The Company and its telecommunications subsidiaries guaranteed the loan and have pledged substantially all their assets. The Company intends to use the net proceeds from the sale of the telecommunications subsidiaries to refinance the loan or reduce its balance. At September 30, 1999, the Company had borrowed $38.0 million under this facility.

         Although the Company used $3.5 million in cash for continuing operations in the first nine months of 1999, the Company's yellow pages operations are cash flow positive. The Company's management believes that the cash generated from its yellow pages business and the remaining cash available under its line of credit will be sufficient to fund its anticipated operating losses from the telecommunications segment until the sale of its telecommunications subsidiaries or the acquisitions of YPtel, Web YP and Big Stuff, if either transaction occurs before December 1999. If neither occurs before December 1999, the Company will be required to obtain additional financing. The Company's ability to obtain additional financing from a lender will depend on the status of the planned acquisitions of YPtel, Web YP and Big Stuff and the status of the sale of the telecommunications subsidiaries. If the conditions required to close these transactions have been substantially satisfied, management believes that it will be easier to obtain the necessary funds. If it does not appear that the completion of one or both of these transactions will occur, the Company's ability to obtain financing will be significantly impaired which could require it to cease operations.

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

YEAR 2000 ISSUE

         The Year 2000 issue is a matter of worldwide concern for telecommunications carriers and affects many aspects of technology including the computer systems and software applications that are essential for network administration and operations. A significant portion of the voice and data network equipment, and many network management devices have date-sensitive processing which enables basic network operations as well as administration including functions such as service activation, fault remediation and billing.

         The Company has evaluated the state of Year 2000 readiness of its computer systems and software applications. As a result of this and in the course of normal business operations, the Company's key network and data processing systems have been upgraded or replaced. Vendors of these systems have represented to The Company that the systems are now compatible with the Year 2000 issue without further modifications. The Company requires confirmation and warranty of Year 2000 compatibility in its requests for proposals and purchase agreements from or with equipment and software vendors. The Company currently operates some ancillary, non-essential systems that may not be compatible with the Year 2000; however, the Company is executing plans to replace or upgrade these systems by yearend. Failure of the Company's computer-based systems and software applications to accommodate the Year 2000 could have a material adverse effect on the Company's business, financial condition, results of operations, and cash flow.

         As a common carrier, the Company interconnects its network with those of other LEC's and IXC's to provide service to its subscribers. If the networks of these interconnecting carriers or those that they interconnect with are not compatible with the Year 2000 issue and experience operational impairments as a result, it could have a material, adverse affect on the Company and its network. Most major domestic carriers have indicated that they are addressing issues related to the Year 2000 in their own networks and have announced that they anticipate being fully compatible. However, other domestic and international carriers alike may not be compatible with the Year 2000 when it arrives. The Company cannot predict what effect their lack of compatibility would have on its operations.

         The Company intends to continue to monitor the readiness, disclosure and status of key carriers and industry groups and will continue to monitor the status of its own operating and support systems with the intent of identifying and resolving any Year 2000 related issues before they detrimentally affect the Company or its operations. As part of this continuing effort, the Company may need to replace, upgrade, or re-program some of its computer-based systems in addition to those already slated for improvement. The Company believes that any such additional improvements can be completed within the currently budgeted amount of $500,000.

         The Company is developing contingency plans for Year 2000 issues. These contingency plans will be an integral part of disaster recovery plans and will include response teams of key personnel, vendors and consultants. Certain aspects of the contingency plans are as follows:

         Network Elements-Network elements include systems, components, or software that directly affect telecommunications switching, transmission and reception equipment, including but not limited to, computer-based switches, routers and amplifiers. These systems must continue to be operable with real-time date sequences including the Year 2000. The company has taken steps to assure itself of this readiness. In addition, these systems are critically dependent on electrical power for continued operations. The Company anticipates no issues from a potential commercial power interruption resulting from a Year 2000 event because The Company currently tests and maintains auxiliary power systems including battery backups and generators intended to provide an uninterrupted power supply for all essential network elements.

         If any of the essential network elements fail and are unable to operate as a result of the Year 2000 event, the Company plans to either

         -    transfer service to an alternate switch, if possible; or

         - implement temporary date modifications to enable the equipment until a permanent resolution can be established; or

         - have an intermediate carrier redirect incoming calls to other carriers for routing and completion.

         Support Systems--Support systems include a variety of systems used in the operations and maintenance of the network elements. While these systems may not be essential to the real-time operations of the network, they do play an important role to allow the Company to efficiently conduct business. The Company believes that these systems are or will be continuously operable into the Year 2000 without impairment. However, should these systems experience problems with the Year 2000 date, the Company can continue operations with manual processes until the impairment is resolved. These support systems are included in the continuing evaluation and monitoring processes that The Company is conducting.

         The Company's administrative data network (LAN/WAN) also functions as an important support system for its telecommunications and business operations. Like most contemporary LAN/WAN systems, this network relies on routers, switches, hubs, and connecting circuits provided by other carriers to provide consistent and reliable data support. The Company maintains local backups of data for up to the last five weeks of operations. In the event of a failure of the LAN/WAN system, the backup data can be shipped between sites by mail or courier and can be restored on the network once the impairment has been resolved. The Company's assessment of Year 2000 risks associated with its administrative network indicate that all or most of the electronic equipment used in that network has been manufactured in the last two years and as such has been designed with Year 2000 date compatibility included. The Company has obtained certifications, representations, and warranties of year 2000 compliance and continued operation through the event from all major vendors that supply equipment or network services used in the administrative data network.

         Auxiliary Systems--Auxiliary systems, including systems or components such as payroll, human resources, security and access control, and environmental systems, are all operated on third party software and hardware. The Company believes that the limited size and complexity of these systems in the company make it possible to operate manually if a system fails due to a Year 2000 related issue. The Company intends to utilize the resources of vendors to either repair the failed system or to secure a replacement for the failed system if necessary.

ITEM 3.  - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to minimal market risks based on its current holdings and use of financial instruments. The Company does not hold or issue any financial instruments for trading purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

         The Company is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding the Company's business. The interest rate that the Company will be able to obtain on debt financing will depend on market conditions at that time, and may differ from the rates the Company has secured on its current debt. Additionally, the Company is exposed to interest rate risk on amounts borrowed against its credit facility as of September 30, 1999. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates the Company is currently paying on its borrowings.

PART II - OTHER INFORMATION

ITEM 1.  - LEGAL PROCEEDINGS

         As is the case with many companies, the Company faces exposure to actual and potential claims and lawsuits involving its business and assets. The Company is currently a party to various lawsuits consisting of ordinary, routine litigation that is incidental to the business of the Company. The Company believes that any liabilities resulting from such claims should not have a material adverse effect on the Company's financial position, liquidity, or results of operations. Certain significant legal proceedings to which the Company is currently involved are described below.

         In August 1996, one of the Company's telecommunications subsidiaries, Valu-Line entered into a written agreement with MCI Communications Corporation under which, for a fee, MCI would provide access to Valu-Line so that Valu-Line could provide services as a long distance carrier. After execution of the written agreement, service failures by MCI occurred. To address the service failures and MCI relocation of circuits serving Valu-Line, representatives of Valu-Line and MCI agreed upon a reduced fee structure and revised network architecture in order to provide restitution to Valu-Line and to address the service quality issues. The resulting agreement reflecting the reduced fee structure was never set forth in writing.

         Both before and after The Company acquired Valu-Line, the payments made under the Valu-Line contract with MCI were in accordance with the modified agreement. In April-May 1999, after the acquisition of MCI by WorldCom, Inc., MCI WorldCom, Inc., as the owner of the successor-in-interest to MCI, took the position that ACG owed $2.9 million in delinquent amounts under the original written contract, ignoring the modification to the contract between the parties. MCI WorldCom has not taken any legal action against the Company or Valu-Line. The Company has agreed to pursue the Company's rights and defenses in arbitration.

ITEM 6.  -    EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  Exhibit 11   - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (filed with the Securities and Exchange Commission only)

              (b) Reports on Form 8-K

                  During the quarter ended September 30, 1999, the Company filed a Current Report on Form 8-K dated July 14, 1999, relating to activities in connection with the Company's change in business focus, strategy and direction. These activities include the sale of the Company's telecommunications subsidiaries to Ionex Telecommunications, Inc. (formerly Compass Telecommunications, Inc.) and the acquisitions of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Advanced Communications Group, Inc.
                                    (Registrant)

Date:  November 14, 1999            /s/ Richard O'Neal
                                    --------------------------
                                    Richard O'Neal
                                    Chairman and Chief Executive Officer

Date:  November 14, 1999            /s/ Michael A. Pruss
                                    --------------------
                                    Michael A. Pruss
                                    Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)