Form 10-K405
period 1999-12-31
WORLDPAGES COM INC
filed 2000-03-30
CIK 1047643

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-13875
                            ------------------------
                              WORLDPAGES.COM, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                      76-0549396
     (State or other jurisdiction of              (IRS Employer Identification No.)
     incorporation or organization)

       390 SOUTH WOODS MILL ROAD,                               63017
     SUITE 260, ST. LOUIS, MISSOURI                           (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (314) 205-8668
          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
$.0001 PAR VALUE COMMON STOCK              NEW YORK STOCK EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of class)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the common stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 24, 2000 as reported by the New York Stock Exchange, was approximately $301.8 million.

    The number of shares outstanding of the registrant's common stock as of March 24, 2000 was approximately 44,005,253 shares.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain portions of WorldPages' Notice of Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 11-12 of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I


Item 1.                 Business....................................................         3
Item 2.                 Properties..................................................         6
Item 3.                 Legal Proceedings...........................................         6
Item 4.                 Submission of Matters to a Vote of Security Holders.........         7

                                           PART II

Item 5.                 Market for the Registrant's Common Equity and Related
                          Stockholder Matters.......................................         8
Item 6.                 Selected Financial Data.....................................        12
Item 7.                 Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................        13
Item 7A.                Quantitative and Qualitative Disclosures About Market
                          Risk......................................................        17
Item 8.                 Financial Statements and Supplementary Data.................        18
Item 9.                 Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................        18

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........        19
Item 11.                Executive Compensation......................................        20
Item 12.                Security Ownership of Certain Beneficial Owners and
                          Management................................................        25
Item 13.                Certain Relationships and Related Transactions..............        27

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form
                          8-K.......................................................        28

                                     PART I

    WORLDPAGES.COM, INC. CHANGED ITS NAME FROM ADVANCED COMMUNICATIONS GROUP, INC. (ADVANCED) IN FEBRUARY 2000. THE NEW NAME WAS CHOSEN TO REFLECT THE COMPANY'S NEW FOCUS ON ITS INTERNET STRATEGY AND ITS WEBSITE, WORLDPAGES.COM. REFERENCES TO WORLDPAGES.COM OR WORLDPAGES INCLUDE THE HISTORICAL OPERATIONS CONDUCTED UNDER THE NAME ADVANCED.

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

ITEM 1.  BUSINESS

GENERAL

    WorldPages.com, Inc. is a leading provider of Internet infrastructure services, including online directories, content, e-commerce, advertising and web site production. WorldPages.com's mission is to facilitate transactions between buyers and sellers worldwide by establishing the premier Internet directory and print yellow pages business. WorldPages.com operates a web site that is intended to bring buyers and sellers together to transact business. WorldPages.com intends to capitalize on the competitive advantage of having its dedicated sales agents and the sales force of its affiliates assist local businesses and national advertisers in a cost-effective way to reach consumers on the internet. WorldPages.com's services include web site design, production and hosting, and advertising.

    Through its worldpages.com web site, WorldPages.com hosts and promotes branded web sites and an on-line Internet directory search engine for consumers and business users. The worldpages.com on-line search engine has the white and yellow pages directory content at its core. Users can search for basic name, address and telephone numbers for 117 million U.S. and Canadian white and yellow pages listings, plus related content such as location mapping and driving directions. The web site includes weather forecasts, directories of toll free numbers, 9 million e-mail address directories, international directories, government information directories and related yellow pages guidelines for categories including restaurants, computers, attorneys, entertainment, travel and automotive. The web site also contains content including news, stock quotes, sports, auctions and newspaper style classified advertisements. PC Magazine named WorldPages.com one of the top 100 web sites in January 1999. WorldPages.com hosts more than 350,000 web sites and enhanced listings.

    WorldPages.com intends to be the premier provider of online directories, local commerce, advertising solutions and Web services by:

    - providing consumers with a powerful, content-rich experience that includes quick access to the most accurate and comprehensive information including listings, maps, directions, news, weather, sports and other information on thousands of topics;

    - providing businesses with a fast, cost-effective approach to extend their business to Internet opportunities and to enhance their business prospects by participating in a highly trafficked on-line directory;

    - providing local and national businesses an opportunity to place advertisements that are targeted to a local, regional, or international audience based on the geography and content being accessed by consumers motivated to purchase.

    WorldPages.com is the exclusive electronic directory for the AltaVista and Excite portals and WorldPages.com has strategic partnerships with industry leaders such as Microsoft, Monster.com, Mapquest, Oracle, Prodigy and Sun Microsystems. WorldPages.com has established a series of partnerships with independent yellow pages publishers to re-sell its Internet and advertising services to small and medium-sized businesses.

    Additionally, WorldPages.com provides Internet advertising products and web site hosting services to small businesses and national advertisers. WorldPages.com's services include domain name registration and assisting its customers with branding their products and services.

    WorldPages.com intends to market its Internet directory website service to its yellow pages customers in its target markets. WorldPages.com has found that this service provides an opportunity not only to provide customers with web page design and support, but also to expand into web based advertising and electronic commerce.

    WorldPages.com, through its yellow pages publishing subsidiaries Great Western and Pacific Coast Publishing, is also one of the largest independent yellow pages publishers in the United States. It publishes and distributes approximately 7 million yellow pages directories annually in 42 markets in Arizona, California, Oklahoma, Oregon, Texas, Utah and Washington. WorldPages.com's print revenues are derived from advertising space sold in its directories which are produced and distributed annually in each market. Revenues are derived from local, regional and, to a lesser extent, national advertisers.

    WorldPages.com has historically increased revenues by increasing the number and size of advertisements in recurring directories and by introducing new directories in new markets. WorldPages.com has targeted new directories and markets that are contiguous to its existing markets in order to utilize its established sales infrastructure and its brand name recognition. WorldPages.com will also consider growth through acquisitions of other independent yellow pages publishers that fit into its strategic plans. WorldPages.com sells advertising to over 80,000 customers in its print directories.

    WorldPages.com enters markets being serviced by one telephone utility with little or no competition from independent yellow pages publishers. WorldPages.com then scopes the market differently than the local telephone utility by providing one directory for areas that would be covered by multiple telephone utility directories, offers advertising at significantly lower prices to local businesses and offers features not included in the telephone utility's directory, including color maps, coupons, neighborhood and community guides, emergency listings and government listings. For example, in a particular market, WorldPages.com can produce one directory providing the same market coverage as four directories distributed by the local telephone service provider, that includes white pages listings for local businesses and residences.

    When WorldPages.com expands into a new market, it typically seeks to attract targeted customers by producing and publishing a complete directory in which it gives away advertising space to customers which is referred to as a prototype directory. After the advertisers have had an opportunity to experience the reception of the new directory and the response to their advertisements in the marketplace, WorldPages.com will sell the advertising in the second and subsequent years. Because of this strategy, WorldPages.com may have substantial expenses relating to its first directory in a new market with no corresponding revenues. In 1999, WorldPages.com incurred net costs of $3.1 million related to the prototype directory in the Austin, Texas market. WorldPages.com believes that this strategy improves the success of launching a new directory and builds stronger customer relationships and customer loyalty than it could otherwise achieve by selling the advertising for a new directory.

    WorldPages.com's day-to-day operations, including all order processing art production, web site design, credit and collections and management training functions, are conducted at its facilities in San Francisco, California; Amarillo, Texas; and Tacoma, Washington.

    WorldPages.com currently publishes and distributes directories in the following markets through its publishing subsidiaries:

Alvin Friendswood Pearland Region, Texas       Monterey, California
Amarillo, Texas                                North Channel, Texas
Arlington, Texas                               North East Tarrant County, Texas
Austin, Texas                                  Ogden, Utah
Baytown, Texas                                 Olympia, Washington
Beaverton, Oregon                              Pasadena, Texas
Clear Lake, Texas                              Portland, Oregon
Denton, Texas                                  Provo, Utah
Enid, Oklahoma                                 Salem, Oregon
Fort Worth, Texas                              Salt Lake City, Utah
Gig Harbor, Washington                         Santa Cruz, California
Grand Prairie, Texas                           Seattle, Washington
Humble, Texas                                  South King County, Washington
Irving, Texas                                  Spokane, Washington
Killeen, Texas                                 Tacoma, Washington
Kitsap County, Washington                      Temple, Texas
Lawton, Oklahoma                               Tucson, Arizona
Lewis County, Washington                       Tulsa, Oklahoma
Linn/Benton, Oregon                            Vancouver, Washington
Longview/Kelso, Washington                     Waco, Texas
Lufkin, Texas                                  Wichita Falls, Texas

COMPETITION

    WorldPages.com operates in the Internet services market which is very competitive and rapidly changing. WorldPages.com's Internet services competes, or expects to compete, with many directory services providers, content providers, Web site production service providers and other Internet information service providers. WorldPages.com's Internet operations also competes with traditional media for advertising and sponsorship business.

    WorldPages.com's Yellow Pages operations compete largely with telephone utilities and, to a lesser extent, other independent yellow pages publishers. WorldPages.com's largest competitors in its markets are Southwestern Bell, U S West and GTE Corporation. There are no significant independent publishers in WorldPages.com's current markets. Competitive local exchange carriers are telecommunications companies that compete with local telephone utilities. Some competitive local exchange carriers compete with WorldPages.com by partnering with or acquiring independent publishers to allow their existing sales force to market a more complete complement of telecommunications services and to create or strengthen their brand name. One such carrier has recently acquired independent publishers within its service areas. WorldPages.com believes that as competition to provide local telephone service in the United States matures, the presence of competitive local exchange carriers in the yellow pages directory business will increase.

DISCONTINUED BUSINESSES OF WORLDPAGES.COM AND DISPOSAL OF TELECOMMUNICATIONS
  OPERATIONS

    WorldPages.com completed its initial public offering in February 1998, at which time it acquired eight telecommunications service providers and Great Western Directories, a yellow pages publisher.

WorldPages.com established a regional competitive local exchange carrier that provided integrated communications services to business and residential customers located in the Midwestern region of the United States. WorldPages.com's integrated communications services included local, long distance, Internet access, cellular and enhanced voice and data services. WorldPages.com's telecommunications operations focused primarily on small and medium size businesses in Kansas, Minnesota, Nebraska, North Dakota, Oklahoma, South Dakota and Texas. As of December 31, 1998, WorldPages.com had over 125,000 local access lines in service and provided integrated communications services to over 60,000 customers. Since its initial public offering in February 1998, WorldPages.com faced liquidity problems that prevented it from implementing its plans and realizing its goals of becoming a regional competitive local exchange carrier. In April 1999, WorldPages.com executed a letter of intent which provided for the acquisitions of YPtel, Web YP and Big Stuff and the changing of its name, business focus, strategy and direction. As part of the restructuring, and to stop the losses generated by its telecommunications operations and to better position itself to obtain the capital it would need to implement its new strategy, WorldPages.com decided to sell its telecommunications operations. In short, WorldPages.com, decided to concentrate on the growth potential in developing itself as an Internet directory company by leveraging the experience and assets of its yellow pages operations. WorldPages.com sold its telecommunications services operations to Ionex Telecommunications, Inc., on November 19, 1999 and completed the acquisitions of YPtel, Web YP and Big Stuff on February 23, 2000.

    Before restatement to reflect its telecommunications segment as discontinued operations, WorldPages.com had pro forma revenues of $114.2 million and pro forma earnings before interest, taxes, depreciation, amortization and stock-based compensation of $.4 million for the year ended December 31, 1998. WorldPages.com's telecommunications operations were operated primarily through four subsidiaries. In addition, WorldPages.com employed assets in the telecommunications business that it held directly.

EMPLOYEES

    At December 31, 1999, the pro forma combined Company had 766 employees, of which approximately 400 were in the sales function. In June 1998, union certification was granted to sales personnel at three offices in Washington. WorldPages.com is currently negotiating a collective bargaining agreement with the Communication Workers of America for these employees. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    WorldPages.com leases its corporate headquarters in St. Louis, Missouri, its offices in Tacoma, Washington, and various sales offices throughout its geographic territory. WorldPages.com also owns an office building in Amarillo, Texas. The expiration of any lease would not have a material adverse effect in the business or financial condition of WorldPages.com. WorldPages.com believes sufficient office space is available at reasonable rental rates in the locations in which it operates and moving from one location to another in any market area would not materially interrupt or interfere with WorldPages.com's business.

ITEM 3.  LEGAL PROCEEDINGS

    According to the terms of the stock purchase agreement, as amended, between WorldPages.com and Ionex Telecommunications, WorldPages.com has agreed to remain liable and to indemnify Ionex Telecommunications for any losses, costs and expenses arising out of any claims or lawsuits which WorldPages.com either knew or should have known existed prior to the closing of the sale of the telecommunications subsidiaries.

LORETTA R. CROSS, CHAPTER 7 TRUSTEE FOR TOTAL NATIONAL TELECOMMUNICATIONS, INC.
  V. LOU ZANT & TELECOM RESOURCES, INC.

    Loretta R. Cross, Chapter 7 Trustee for Total National
Telecommunications, Inc., filed an Adversary Proceeding July 15, 1999 against Lou Zant and Telecom Resources, Inc., in the United States Bankruptcy Court for the Southern District of Texas. Telecom Resources was a wholly-owned subsidiary of WorldPages.com and is one of the telecommunications operations sold to Ionex Telecommunications. The trustee's complaint seeks recovery of $2.6 million from Telecom Resources as a fraudulent conveyance under the Bankruptcy Code. The complaint is based on an October 1, 1996 stock purchase agreement in which Total World Telecommunications, Inc., the parent of Total National Telecommunications, agreed to purchase all the stock of NETTouch Communications, Inc., from Telecom Resources and Mr. Zant. The trustee's complaint alleges that Total National Telecommunications provided the funds to Total World Telecommunications to complete and close the stock purchase and that Total National Communications never received any consideration for its funds. Telecom Resources intends to vigorously defend the action.

    In addition, as is the case with many companies, WorldPages.com faces exposure to actual or potential claims and lawsuits involving its business and assets. WorldPages.com is currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to the business of WorldPages.com. WorldPages.com believes that any liabilities resulting from such claims should not have a material adverse effect on WorldPages.com's financial position, liquidity or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    WorldPages.com did not submit any matter to a vote of its stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

(A) PRINCIPAL MARKET

    WorldPages.com's common stock is traded on the New York Stock Exchange under the symbol "WPZ". WorldPages.com is authorized to issue 180,000,000 shares of common stock, par value $.0001 per share and 20,000,000 shares of preferred stock, par value $.0001 per share. At March 24, 2000, 44,005,253 shares of common stock were outstanding and one share of Class B voting Preferred Stock were issued and outstanding.

(B) STOCK PRICE AND DIVIDEND INFORMATION

                                                        MARKET PRICE
                                                     -------------------   DIVIDENDS
                                                       HIGH       LOW      PER SHARE
                                                     --------   --------   ---------
1998
  1st Quarter (from February 18, 1998).............   $17.50     $12.69       --
  2nd Quarter......................................    16.00       6.63       --
  3rd Quarter......................................    12.94       4.88       --
  4th Quarter......................................     7.19       3.00       --

1999
  1st Quarter......................................   $ 7.00     $ 3.94       --
  2nd Quarter......................................    13.00       4.75       --
  3rd Quarter......................................     9.50       6.63       --
  4th Quarter......................................    13.63       6.00       --

    No dividends have been paid on common stock since WorldPages.com's inception. It is WorldPages.com's current intention to retain its earnings, if any, to finance the growth of its business and for general corporate purposes and WorldPages.com expects that it will not pay any dividends for the foreseeable future. WorldPages.com's credit facilities restrict dividend payments.

(C) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    As of March 24, 2000, there were 240 owners of record of common stock. On that date, the closing price of WorldPages.com's common stock was $9.00.

(D) RECENT SALES OF UNREGISTERED SECURITIES

    On October 26, 1999, WorldPages.com entered into the Amended and Restated YPtel Agreement, the Amended and Restated Web YP Agreement and the Amended and Restated Big Stuff Agreement. On June 3, 1999, WorldPages.com entered into the note redemption agreements. Collectively, these agreements provided for the issuance of up to 23,851,281 shares of WorldPages.com common stock. On
February 23, 2000, 19,545,454 of the 23,851,281 shares, having an agreed-upon value of $5.50 per share, were issued or were reserved for issuance as acquisition consideration for the acquisitions by WorldPages.com of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. Also on that date, approximately 2,863,637 shares, having an agreed-upon value of $5.50 per share, were issued upon the redemption of the 5% Subordinated Notes and 1,090,909 shares, having an agreed-upon value of $5.50 per share, were issued in exchange for the cancellation of $6.0 million in principal amount of indebtedness of Web YP and Big Stuff. Additionally, the Amended and Restated YPtel Agreement called for the issuance of 351,281 shares of common stock issuable upon the exercise of warrants and options granted to officers, directors and employees of YPtel and to three curent and former non-employee directors of WorldPages.com.

  SECURITIES TO BE                                         IDENTITY OF PERSONS OR ENTITIES TO
       ISSUED                 PURPOSE OF ISSUANCE           WHOM SECURITIES ARE TO BE ISSUED
--------------------  -----------------------------------  -----------------------------------
15,000,000 Shares of  Shares of WorldPages.com common      Some of these shares will be issued
WorldPages.com        stock to be issued in connection     to YPtel stockholders directly. At
Common Stock          with the acquisition of YPtel,       the option of YPtel stockholders
                      having an agreed upon value of       who are Canadian residents under
                      $5.50 per share                      the Canadian federal income tax
                                                           laws, other shares may be issued to
                                                           such stockholders upon exchange of
                                                           Class A Special Shares of ACG
                                                           Exchange Company, a wholly-owned
                                                           unlimited liability company
                                                           subsidiary of WorldPages.com.

3,090,909 Shares of   Shares of WorldPages.com common      Richard O'Neal and Dick Reid, who
WorldPages.com        stock to be issued in connection     are the current shareholders of
Common Stock          with the acquisition of Web YP,      Web YP, and those persons and
                      having an agreed upon value of       entities who hold options and
                      $5.50 per share                      warrants to purchase common stock
                                                           of Web YP who exercise their
                                                           options and warrants prior to
                                                           closing. If all of the Web YP
                                                           employees and the warrant holders
                                                           exercise their options and warrants
                                                           prior to the acquisition of Web YP
                                                           by WorldPages.com, each of Messrs.
                                                           O'Neal and Reid will receive
                                                           approximately 940,564 shares or
                                                           approximately 3.9% of the
                                                           23,851,281 shares of WorldPages.com
                                                           common stock to be issued.

1,454,545 Shares of   Shares of WorldPages.com common      Richard O'Neal and Dick Reid, the
WorldPages.com        stock to be issued in connection     shareholders of Big Stuff, will
Common Stock          with the acquisition of Big Stuff,   each receive approximately 727,273
                      having an agreed upon value of       shares or approximately 3.1% of the
                      $5.50 per share                      23,851,281 shares of WorldPages.com
                                                           common stock to be issued

2,863,637 Shares of   Shares of WorldPages.com common      Richard O'Neal and four other
WorldPages.com        stock to be issued in redemption of  former stockholders of Great
Common Stock          principal and interest on            Western who received notes as
                      indebtedness owed by                 partial consideration for their
                      WorldPages.com, having an agreed     shares of Great Western. The
                      upon value of $5.50 per share        percentage of indebtedness owned to
                                                           Mr. O'Neal was redeemed for
                                                           1,603,636 or approximately 6.7% of
                                                           the shares of WorldPages.com common
                                                           stock to be issued.

  SECURITIES TO BE                                         IDENTITY OF PERSONS OR ENTITIES TO
       ISSUED                 PURPOSE OF ISSUANCE           WHOM SECURITIES ARE TO BE ISSUED
--------------------  -----------------------------------  -----------------------------------
1,090,909 Shares of   Shares of WorldPages.com common      Based on the loans made to Web YP
WorldPages.com        stock to be issued in exchange for   and Big Stuff by Messrs. O'Neal and
Common Stock          the cancellation of indebtedness     Reid
                      owed by Web YP and Big Stuff,
                      having an agreed upon value of
                      $5.50 per share

75,000 Warrants to    Replace warrants to purchase YPtel   Wilmot Matthews (1)-30,000;
Purchase              common shares granted to current     Nicholas J. Ross (1)-10,000; George
WorldPages.com        directors and a current officer of   Anderson (1)-10,000; Max Gotlieb
Common Stock          YPtel                                (1)-20,000; Robert Flynn (1)-5,000

186,281 Options to    Replace director and employee stock  Douglas McIntyre (1)(2)-103,781;
Purchase              options to purchase YPtel common     John Woodall (2)-40,000; Jay Cramer
WorldPages.com        shares                               (2)-15,000; Wes Rice (2)-15,000;
Common Stock                                               Don Russell (2)-12,500

90,000 Warrants to    Compensation to two current and one  Robert F. Benton (3)-30,000; Rod K.
Purchase              former non-employee directors of     Cutsinger (3)-30,000; Marvin C.
WorldPages.com        WorldPages.com for negotiating the   Moses (3)-30,000
Common Stock          YPtel, Web YP and Big Stuff
                      acquisition agreements

351,281 Shares of     Shares of WorldPages.com common
WorldPages.com        stock issuable upon exercise of the
Common Stock          above options and warrants which
                      replaced warrants to purchase
                      common shares granted to the
                      directors, officers and employees
                      of YPtel and two current and one
                      former non-employee directors of
                      WorldPages.com, all of whom are
                      identified in the three rows
                      immediately above, with reference
                      to footnotes (1), (2) and (3)

1 Share of            Share issued to provide YPtel        Trustee under the Exchange and
WorldPages.com        stockholders who are Canadian        Voting Trust Agreement
Class B Preferred     residents under the Canadian
Stock                 federal income tax laws holding
                      Class A Special Shares the right
                      to vote their indirect holdings in
                      WorldPages.com

ACG Exchange Company  Allow YPtel stockholders who are     YPtel stockholders who are resident
Class A Special       residents under the Canadian         under the Canadian federal income
Shares                federal income tax laws to defer     tax laws and who seek tax deferral
                      taxes on exchange of their shares
                      of YPtel common stock

  SECURITIES TO BE                                         IDENTITY OF PERSONS OR ENTITIES TO
       ISSUED                 PURPOSE OF ISSUANCE           WHOM SECURITIES ARE TO BE ISSUED
--------------------  -----------------------------------  -----------------------------------
WorldPages.com        Shares of WorldPages.com common      YPtel stockholders who are
Common Stock          stock having an agreed upon value    residents under the Canadian
                      of $5.50 per share issuable upon     federal income tax laws and who
                      exchange of Class A Special Shares   take Class A Special Shares of ACG
                      of ACG Exchange Company (See above)  Exchange Company for tax deferral purposes and who subsequently
                                                           exchange them for WorldPages.com
                                                           common stock.

ACG Holding           Allow WorldPages.com to own ACG      WorldPages.com
Company (4) Common    Holding Company
Shares

ACG Exchange Company  Allow ACG Holding Company (5) to     ACG Holding Company
Common Shares         own ACG Exchange Company

------------------------

(1) These individuals are directors or officers of YPtel.

(2) These individuals are employees of YPtel.

(3) Messrs. Benton and Cutsinger are non-employee directors of WorldPages.com. Mr. Moses is a former non-employee director of WorldPages.com.

(4) ACG Holding Company is WorldPages.com's direct, wholly-owned unlimited liability company subsidiary formed under the laws of Nova Scotia to hold the shares of ACG Exchange Company, ACG Holding Company's direct, wholly-owned unlimited liability company subsidiary formed under the laws of Nova Scotia to issue the Class A Special Shares.

(5) For tax reasons, ACG Holding Company will own 99% of ACG Exchange Company and 1 + USA V Acquisition Corp., a wholly-owned subsidiary of
    WorldPages.com, will own the remaining 1% of ACG Exchange Company.

    All of the securities listed in the table above were issued in transactions exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                  PRO FORMA COMBINED(1)
                                YEARS ENDED DECEMBER 31,           YEARS ENDED DECEMBER 31,
                                -------------------------   ---------------------------------------
                                   1999          1998          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
Revenues......................  $    88,966   $    82,524   $    49,987   $    38,090   $        --
Expenses:
  Printing, distribution and
    listings..................       21,427        18,220        13,440         8,670            --
  Sales and marketing.........       23,776        19,465        11,464         8,976            --
  General and
    administrative............       36,827        32,841        20,529        16,689         2,071
  Depreciation and
    amortization..............       14,487        14,658         4,695         4,190             3
  Stock-based compensation....           --         3,141            --         1,760           870
                                -----------   -----------   -----------   -----------   -----------
Income (loss) from
  operations..................       (7,551)       (5,801)         (141)       (2,195)       (2,944)
Other income (expense):
  Interest expense............       (7,951)       (4,739)       (4,766)       (1,845)         (256)
  Other.......................          122           685            75           177            --
                                -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing
  operations before income
  taxes.......................      (15,380)       (9,855)       (4,832)       (3,863)       (3,200)
Income tax expense
  (benefit)...................         (882)        1,394        (1,465)          (91)           --
                                -----------   -----------   -----------   -----------   -----------
  Net income (loss) from
    continuing operations.....      (14,498)      (11,249)       (3,367)       (3,772)       (3,200)
Loss from discontinued
  operations, net of
  tax benefit of $4,007 and
  $6,368, respectively........       (7,328)       (7,507)       (7,378)       (7,507)           --
Loss on sale of discontinued
  operations, net of
  tax benefit of $8,145             (51,800)           --       (51,800)           --            --
                                -----------   -----------   -----------   -----------   -----------
Net loss......................  $   (73,676)  $   (18,756)  $   (62,545)  $   (11,279)  $    (3,200)
                                ===========   ===========   ===========   ===========   ===========

Basic and diluted income
  (loss) per share from:
  Continuing operations.......  $      (.34)  $      (.26)  $      (.17)  $      (.20)  $      (.39)
  Discontinued operations.....         (.17)         (.18)         (.37)         (.41)           --
  Sale of discontinued
    operations................        (1.20)           --         (2.60)           --            --
                                -----------   -----------   -----------   -----------   -----------
  Net income (loss) per
    share.....................  $     (1.71)  $      (.44)  $     (3.14)  $      (.61)  $      (.39)
                                ===========   ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding.................       43,189        42,889        19,956        18,594         8,230
                                ===========   ===========   ===========   ===========   ===========

CONSOLIDATED BALANCE SHEET DATA
(IN THOUSANDS)

                                 PRO FORMA COMBINED (1)                  DECEMBER 31,
                                -------------------------   ---------------------------------------
                                   1999          1998          1999          1998          1997
                                -----------   -----------   -----------   -----------   -----------
Current assets................  $    43,819   $    72,864   $    20,194   $    34,431   $        --
Working capital (deficit).....        1,983        27,593       (17,193)        9,453        (5,239)
Total assets..................      305,944       401,042       109,059       187,622         2,695
Short-term borrowings.........       16,545         3,239        24,000        17,117         3,141
Long-term debt................       35,276        54,462            --        17,233            --
Stockholders' equity
  (deficit)...................      228,487       287,481        71,672       131,584        (2,544)

------------------------

(1) The pro forma combined data gives effect to the acquisitions of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. and related transaction as if they had occurred on January 1, 1998, or in the case of Balance Sheet Data as of December 31, 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following table sets forth, for the periods presented, certain actual and pro forma information relating to the continuing operations of WorldPages, expressed as a percentage of revenues, excluding prototype directories and stock-based compensation expense:

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                         PRO FORMA   PRO FORMA
                                                                1999       1998        1997
                                                              --------   ---------   ---------
Directory revenues..........................................   100.0%      100.0%      100.0%
Cost of services:
  Printing, distribution and publishing.....................    21.7        23.5        23.4
  Sales and marketing.......................................    21.8        22.8        24.1
  General and administrative................................    41.4        40.8        42.2
  Depreciation and amortization.............................     9.7        10.1        10.3
                                                               -----       -----       -----
Operating income from continuing operations.................     5.4%        2.8%          0%
                                                               =====       =====       =====

Prior to February 1998, WorldPages had not conducted any operations other than those relating to the IPO. Consequently, the actual financial statements included herein relate only to the parent company prior to February 18, 1998, but include the results of Great Western in continuing operations for the period after February 18, 1998. Certain pro forma operating information is presented for comparative purposes as if the IPO and the acquisition of Great Western had occurred on January 1, 1998. The pro forma operating information does not purport to represent the results of operations of WorldPages that would have actually occurred if the IPO and the acquisition of Great Western had in fact occurred on the date stated above. Since Great Western and WorldPages were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE PRO
  FORMA RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998

    Revenues from continuing operations for the year ended December 31, 1999, increased 5.6% to $50.0 million from pro forma $47.3 million in 1998. Approximately $.8 million of the increase is due to the introduction of a prototype directory in the Austin, Texas market in the second quarter of 1999 and approximately $.6 million of the increase is due to the first sold year publication of a directory in the North Channelview, Texas market. Excluding new and prototype directories, revenues increased 3.0% to $48.6 million. The increase in revenue from recurring directories is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers.

    Printing, distribution and listing costs for the year ended December 31, 1999, increased $2.1 million to $13.4 million from pro forma $11.3 million in 1998. The increase is due to $2.8 million of costs related to the Austin, Texas prototype directory incurred during the second quarter of 1999. Excluding prototype directories, printing, distribution, and listing costs decreased 5.0% to $10.5 million. As a percent of sales, printing, distribution and listing costs of recurring directories decreased to 21.7% of sales in 1999 from 23.5% in 1998. The decrease is due to negotiating lower costs from printers and outside service providers for certain directories offset partially by higher costs on certain other directories.

    Sales and marketing costs for the year ended December 31, 1999, increased to $11.5 million from pro forma $10.8 million in 1998. The increase is principally due to $.7 million of costs related to the Austin, Texas prototype directory. Excluding prototype directories, sales and marketing costs were $10.6 million. As a percent of sales, sales and marketing costs decreased to 21.8% of sales in 1999 from 22.8% in 1998. The decrease in the expense rate is due to lower incentive compensation and trade expenses resulting from restructured incentive compensation and trade programs.

    General and administrative expenses increased $1.3 million, or 6.6%, to $20.5 million for the year ended December 31, 1999, from pro forma
$19.2 million in 1998. The increase is partially due to $.4 million of expenses related to the Austin, Texas prototype directory. Excluding prototype directories, general and administrative expenses increased 4.5% to $20.1 million. As a percentage of revenues, general and administrative expenses were 41.4% of sales for the year ended December 31, 1999, and 40.8% of pro forma sales in the year ended December 31, 1998. The increase in the expense rate is due to increases in the bad debt reserve and salaries and wages, which is partially offset by operating efficiencies.

    Depreciation and amortization was approximately $4.7 million in the year ended December 31, 1999, and $4.8 million in pro forma 1998. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from the acquisition of Great Western.

    Interest expense for the year ended December 31, 1999, was approximately $4.8 million, an increase of $2.8 million from interest expense of pro forma $2.0 million in 1998. The increase is due to higher debt from borrowings under Great Western's revolving credit facility used to finance WorldPages' operating losses and growth in the discontinued telecommunications segment. No interest expense has been allocated to discontinued operations.

    Income tax benefit of $1.5 million was recognized for the year ended December 31, 1999, compared to pro forma income tax expense of $.7 million in 1998. The decrease is due to lower taxable income in 1999 than in 1998. WorldPages' effective tax rate is substantially higher than statutory tax rates principally because amortization of goodwill and customer lists is not deductible for tax purposes.

    Net loss from continuing operations was $3.4 million, or $.17 per share, for the year ended December 31, 1999, compared to pro forma net loss from continuing operations of $3.0 million, or $.15 per share in the comparable period of 1998. The decrease in net loss was primarily due to the improved operating leverage in printing, distribution and listings and an income tax benefit.

    Earnings before interest, taxes, depreciation and amortization and stock-based compensations (EBITDA) is a commonly used measure and is presented to assist in understanding WorldPages' operating results. However, it is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA decreased to $4.6 million for the year ended December 31, 1999, from pro forma EBITDA of $6.0 million in the comparable period of 1998, due to the previously mentioned Austin, Texas prototype directory. Excluding net prototype costs of $3.1 million associated with the Austin, Texas directory and the results of the first year sold publication in the North Channelview, Texas market, EBITDA increased to $7.3 million for the year ended December 31, 1999, an increase of 21.1%.

DISCONTINUED OPERATIONS

    Net loss from discontinued operations was $28.3 million for the period from January 1, 1999 to November 19,1999, compared to net loss from discontinued operations of $13.9 million in the year ended 1998. Approximately $16.9 million of these net losses were included in the estimated loss on sale and were charged against the reserve established in the first quarter of 1999.

    Revenues from discontinued telecommunications services increased 28.8% to $86.2 million in 1999 compared to $59.6 million in 1998. The increase in telecommunications revenue is due to increased local service revenue as WorldPages implemented aggressive sales and marketing of local services in addition to long-distance services. WorldPages' local service revenues in 1999 were $46.3 million compared to 1998 local service revenues of $19.1 million.

PRO FORMA RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 COMPARED TO
  THE YEAR ENDED
  DECEMBER 31, 1997

    Pro forma directory revenues for the year ended December 31, 1998 increased 9.5% to $47.3 million from $43.2 million in 1997. WorldPages distributed twenty-three directories in 1998 and twenty-four directories in 1997. Two directories, which accounted for $.9 million of revenue in 1997, were discontinued in 1998. This decrease in revenue was offset by $2.6 million of revenue from another directory that was recognized in 1998 but not in 1997 because the timing of distribution resulted in WorldPages recognizing no revenue in 1997, pursuant to its revenue recognition policy. WorldPages does not recognize revenue from a directory until a directory is substantially delivered. Excluding the impact of these nonrecurring directories, pro forma revenues from recurring directories increased 5.7%.

    Pro forma printing, distribution and listing costs increased $1.2 million, or 11.9%, to $11.3 million from $10.1 million in 1997. The increase is due in part to $.2 million of costs related to a prototype directory. As a percent of sales, pro forma printing, distribution and listing costs, excluding prototype directories, increased to 23.5% of sales in 1998 from 23.4% in 1997. The increase is due to increased costs from printers and outside service providers.

    Pro forma sales and marketing costs increased to $10.8 million from $10.4 million in 1997. As a percent of sales, pro forma sales and marketing costs decreased to 22.8% of sales in 1998 from 24.1% in 1997. The decrease is due to higher pro forma directory revenues in 1998.

    Pro forma general and administrative expenses for the year ended
December 31, 1998, increased to $19.2 million from $18.3 million in 1997. The increase in gross dollars is due primarily to the direct costs associated with the higher sales volume. As a percentage of total revenues, pro forma general and administrative costs were 40.8% in 1998, and 42.2% in 1997. The decrease in the expense rate in 1998 is due to economies of scale realized from the higher sales volume.

    Pro forma depreciation and amortization was approximately $4.8 million in 1998 and $4.5 million in 1997. Pro forma depreciation and amortization includes approximately $4.2 million of amortization in both periods relating to intangible assets resulting from the acquisition of Great Western.

    Stock-based compensation expense of $1.8 million was recognized in the year ended December 31, 1998, compared to $.9 million in 1997. This expense relates to 300,000 stock options issued in December 1997. The options vested equally over a three-month period from the date of the grant. These amounts represent the total compensation expense based on the estimated fair market value of the options on the date of the grant and the exercise price. Pro forma interest expense was approximately $2.0 million in 1998 compared to $.8 million in 1997. The increase in interest expense is due to borrowings under WorldPages' revolving credit agreement used for general corporate purposes including financing the telecommunications operations and 1998 capital expenditures.

    Pro forma income tax expense was $.7 million in 1998 compared to $1.0 million income tax expense in 1997. The decrease in income tax expense is due to higher operating losses in 1998 than in 1997.

    Pro forma net loss from continuing operations was $3.0 million, or $.15 per share, in 1998, compared to pro forma net loss of $2.6 million, or $.13 per share, in 1997. The increase in net loss was primarily due to the aforementioned increase in stock-based compensation expense.

    Pro forma EBITDA was $6.0 million for the year ended December 31, 1998, an increase from $4.5 million in 1997. The increase is primarily due to higher pro forma directory revenues in 1998.

    WorldPages did not complete the acquisition of Great Western and the telecommunications subsidiaries until February 18, 1998; therefore, actual results include only the activity of Great Western from February 18, 1998 to December 31, 1998. For the year ended December 31, 1998, actual loss from operations was $2.2 million and net loss from continuing operations was $3.8 million, or $.20 per share. WorldPages had no operating revenues in 1997 and was engaged principally in activities relating to the IPO.

LIQUIDITY AND CAPITAL RESOURCES

    WorldPages' working capital at December 31, 1999 was negative $17.2 million and its ratio of current assets to current liabilities was .54. These amounts include current maturities of long-term debt of $17.0 million and short-term borrowings under Great Western's revolving credit facility of $7.0 million. In connection with the acquisitions of YPtel, Web YP and Big Stuff, $15.0 million of the current maturities due in February 2000 were converted into approximately 2,840,909 shares of common stock. Further, WorldPages refinanced its existing revolving credit facility prior to its expiration in May 2000 as described below. Excluding both the $15.0 million in notes which were converted to equity and the $7.0 million credit facility which has been refinanced, WorldPages' working capital at December 31, 1999, was $4.6 million.

    In anticipation of the proposed acquisition of YPtel, Web YP and Big Stuff, and to provide working capital to finance the telecommunications subsidiaries until their planned sale, on May 14, 1999, Great Western, the wholly-owned yellow pages publishing subsidiary of WorldPages, entered into a $40.0 million revolving loan agreement with Bank of America National Trust and Savings Association, now known as Bank of America, N.A. Great Western used a portion of the new credit facility to retire WorldPages' existing $25.0 million credit facility. The balance of the new credit facility was, subject to various restrictions, for the general working capital needs and other corporate purposes of WorldPages and Great Western and for the working capital needs of the telecommunications operations prior to their contemplated sale.

    On November 19, 1999, WorldPages sold, in a stock sale, its four wholly-owned subsidiaries which provided telecommunications services to Ionex Telecommunications, Inc., formerly known as Compass Telecommunications, Inc. Those four wholly-owned subsidiaries were Feist Long Distance, Inc., FirsTel, Inc., Telecom Resources, Inc., and Valu-Line of Longview, Inc. In addition, prior to the sale of the wholly-owned subsidiaries, WorldPages transferred its telecommunications operations related assets and liabilities to those subsidiaries. WorldPages received cash of $42.6 million, which represents the $49.8 million purchase price less a preliminary working capital, and other adjustments, of $7.2 million.

    The net sale proceeds from the sale of the telecommunications subsidiaries were used to reduce the balance of the credit facility and to pay certain outstanding liabilities of WorldPages. In addition, the revolving loan agreement was amended by Great Western, WorldPages and Bank of America to reduce the credit facility to $15.0 million. At December 31, 1999, WorldPages had borrowed $7.0 million under this facility. The amended credit facility was for the general working capital needs of WorldPages and Great Western and up to $2.0 million was available to be loaned to Web YP and Big Stuff.

    On February 23, 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and Web YP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60 million of senior revolving loan with Bank of America, N.A. and $20 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53 million of the financing package has been used to refinance existing indebtedness. The additional $27 million will be used for working capital needs and other general corporate purposes. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% and expires in February 2005. The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages' common stock at a conversion price of $15.63 per share, subject to adjustment at the end of every six-month period during the first two years of the term of the debentures. The holders of the debentures also received warrants to purchase 572,350 shares of WorldPages' common stock at an exercise price of $18.47 per share. The convertible debentures also provide for options to issue up to an additional $10 million of convertible debentures under similar terms and conditions.

    WorldPages' management believes that its cash flows from its yellow pages business and the remaining cash available under its line of credit, as amended, will be sufficient to fund its current operations.

YEAR 2000

    In the fourth quarter of 1999, WorldPages completed its Year 2000 project. WorldPages experienced no material issues in the transition to January 1, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    WorldPages is exposed to minimal market risks based on its current holdings and use of financial instruments. WorldPages does not hold or issue any financial instruments for trading, hedging or speculative purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

    WorldPages is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding WorldPages' business. WorldPages is exposed to interest rate risk on amounts borrowed against its credit facility as of December 31, 1999. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates WorldPages is currently paying on its borrowings. There is no cap on the interest rate payable on WorldPages' revolving credit facility. If the interest rates on WorldPages' revolving credit facility were to increase by 10% over December 31, 1999 levels, WorldPages' annual interest expense would increase by approximately $380,000.

    WorldPages' business and operations are also exposed to market risks resulting from changes in commodity prices for paper, WorldPages' principal raw material. Certain commodity grades of paper, including the grade WorldPages uses for its yellow pages directories, may be volatile. A 10% increase in the cost of directory grade paper used by WorldPages over December 31, 1999 levels, would result in an increase in WorldPages' annual operating costs of approximately $476,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption "(a)1. Financial Statements" in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    WorldPages has never filed a Current Report on Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure or otherwise.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The directors and executive officers of WorldPages, their ages, positions with WorldPages and their business experience as of the closing of the acquisitions of YPtel, Web YP and Big Stuff in February 2000, are set forth below.

        NAME              AGE         POSITION WITH WORLDPAGES AND PRIOR BUSINESS EXPERIENCE
        ----            --------      ------------------------------------------------------
George Anderson            61      Director of WorldPages beginning February 2000; term expires at annual meeting of stockholders in 2000. Director of
                                     YPtel since November 1998; Managing director of Country
                                     Club Stock LLC, a gold products promotion company, since
                                     1995; prior thereto, Mr. Anderson held various position
                                     with the NYNEX Information Resources Co. since 1965, most
                                     recently as Vice President of Sales and President of
                                     National Marketing Services.
Rod K. Cutsinger           56      Founder of WorldPages; Director of WorldPages since
                                     November 1998 and from its inception in September 1997
                                     until May 1998; term expires at the annual meeting of
                                     stockholders in 2000. Equity interest owner of CPFF and
                                     Consolidation Partners. Since 1970, Mr. Cutsinger has been an investor in other businesses.
Robert Flynn               66      Director of WorldPages beginning February 2000; term expires at the annual meeting of stockholders in 2001. Director of
                                     YPtel since November 1998. Retired. From 1996 to 1997,
                                     Senior Advisor for CSC Index, a management consulting
                                     firm. From June 1990 to December 1995, Chairman and Chief
                                     Executive Officer of Nutrasweet Company. Director of
                                     Northwestern University; STANTEC and Applied
                                     Microbiology, Inc.
Wilmot L. Matthews         63      Director of WorldPages beginning February 2000; term expires at the annual meeting of stockholders in 2002. Chairman of the Board of YPtel from November 1998 to February 2000.
                                     President of Marjad Inc., a personal investment company.
                                     Director of Renaissance Energy Ltd., Denbury Resources
                                     Inc., West Jet Airlines, Ltd. and Vice Chairman of the
                                     Board of Nesbitt Burns Inc. from 1994 until 1996.
David M. Mitchell          51      Director of WorldPages beginning February 1998; term expires at the annual meeting of stockholders in 2001. Investor in telephone businesses since 1982 when he founded National
                                     Telephone Exchange which he sold, along with two other
                                     telephone companies, to U.S. Long Distance in 1991. Former co-owner of Valu-Line of Longview, Inc., one of the
                                     Company's telecommunications subsidiaries, until it was
                                     acquired by WorldPages in February 1998.
Richard O'Neal             58      Chairman and Chief Executive Officer of WorldPages beginning
                                     November 9, 1998; term expires at the annual meeting of
                                     stockholders in 2002 and director and President--Directory
                                     Services Group of WorldPages, since February 18, 1998;
                                     founder and President of Great Western Directories from
                                     1984 until it was sold to WorldPages in 1998.
Michael A. Pruss           34      Vice President, Secretary and Chief Financial Officer of
                                     WorldPages since October 1, 1999; Vice President and
                                     Controller of WorldPages from April 1998 to September 30,
                                     1999. Corporate Controller for Falcon Products, Inc. from
                                     January 1996 to April 1998. Various positions with Argosy
                                     Gaming Company from April 1993 to January 1996, most
                                     recently as Director of Financial Reporting. Auditor with
                                     Arthur Andersen LLP from July 1987 to April 1993.

RESTRUCTURING OF WORLDPAGES BOARD OF DIRECTORS AND APPOINTMENT OF DIRECTORS

    Pursuant to the agreements by which WorldPages acquired YPtel Corporation, the board of directors of WorldPages immediately following the closing of the acquisitions of YPtel, Web YP and Big Stuff was restructured so that three directors were appointed by the board of directors of WorldPages prior to the acquisitions of YPtel, Web YP and Big Stuff and three directors were appointed by Imperial Capital Limited, a Canadian company that acted as custodian for certain of the YPtel shareholders. When two experienced Internet executives are identified, the reconstituted WorldPages board would increase the size of the board and appoint these two individuals to the WorldPages board.

    In the acquisition agreement by which WorldPages acquired Valu-Line of Longview, Inc. in February 1998, one of WorldPages' former telecommunications subsidiaries, WorldPages agreed to place David M. Mitchell on the WorldPages board. The agreement also obligates WorldPages' board to place Mr. Mitchell on its slate of nominees for election by the WorldPages common stockholders prior to the expiration of his then existing term, so long as Mr. Mitchell owns at least 100,000 shares of common stock at the time of renomination. The WorldPages board last nominated Mr. Mitchell and he was last elected to a three-year term as a director at the 1998 Annual Meeting.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                    LONG-TERM COMPENSATION
                                                                             ------------------------------------
                                                                                     AWARDS            PAYOUTS($)
                                         ANNUAL COMPENSATION                 -----------------------   ----------
                            ----------------------------------------------      (F)          (G)
                                                                  (E)        RESTRICTED   SECURITIES      (H)           (I)
           (A)                                                OTHER ANNUAL     STOCK      UNDERLYING      LTIP       ALL OTHER
         NAME AND             (B)         (C)        (D)      COMPENSATION     AWARDS      OPTIONS      PAYOUTS     COMPENSATION
    PRINCIPAL POSITION        YEAR     SALARY($)   BONUS($)       ($)           ($)          ($)          ($)           ($)
--------------------------  --------   ---------   --------   ------------   ----------   ----------   ----------   ------------
Richard O'Neal                1999      300,000        -0-          -0-            -0-         -0-         -0-            -0-
  Chairman, Chief             1998      300,000        -0-          -0-            -0-     225,000(1)      -0-            -0-
  Executive Officer
  and President

Michael A. Pruss(2)           1999      100,000     50,000          -0-            -0-      50,000         -0-          2,250(7)
  Vice President              1998       67,897        -0-          -0-            -0-      75,000(1)      -0-            462(7)
  Chief Financial Officer

James F. Cragg(3)             1999      199,038        -0-          -0-        223,060      50,000         -0-            -0-
  Former President and        1998      175,000     87,500          -0-            -0-     137,500(4)      -0-            808(7)
  Chief Operating             1997          -0-    100,000          -0-            -0-     425,000(5)      -0-            -0-
  Officer

William H. Zimmer III(6)      1999      185,415        -0-       28,600        117,400      50,000(4)      -0-            -0-
  Former Executive Vice       1998      185,000     47,500          -0-            -0-     175,000         -0-            427(7)
  President and Chief         1997          -0-     50,000          -0-            -0-     350,000(5)      -0-            -0-
  Financial Officer

------------------------------

(1) Includes original stock option awards for 150,000 shares to Mr. O'Neal and 50,000 shares to Mr. Pruss which were cancelled and replaced with new options in connection with WorldPages' repricing on December 13, 1998. The replacement options for 75,000 shares to Mr. O'Neal and 25,000 shares to Mr. Pruss are also included in the total 1998 option awards.

(2) Mr. Pruss was appointed Vice President, Chief Financial Officer, Secretary and Treasurer effective October 1, 1999. Prior thereto he was Vice President and Controller since April 1998.

(3) Mr. Cragg was promoted from executive vice president sales and marketing to president and chief operating officer in November 1998 and subsequently resigned from those positions and from the WorldPages board effective
    June 30, 1999. The value of Mr. Cragg's restricted stock awards at December 31, 1999, was $517,940.

(4) These options were awarded on December 13, 1998, to replace non-qualified stock options to purchase twice as many shares originally granted to the named executive officer.

(5) Stock option awards for 275,000 shares to Mr. Cragg and for 350,000 shares to Mr. Zimmer granted in 1997 were cancelled and replaced by the options described in footnote (4) above.

(6) Mr. Zimmer resigned from his position and from the WorldPages board effective September 30, 1999. "Other Annual Compensation" for Mr. Zimmer in 1999 represents taxable reimbursement of relocation costs. The value of Mr. Zimmer's restricted stock awards at December 31, 1999 was $272,600.

(7) "All Other Compensation" represents WorldPages' matching contributions under its Employee Stock Purchase Plan and 401(k) Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

    The following table provides information as to options grants in fiscal 1999 to the persons named in the Summary Compensation Table.

                                                INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                               ----------------------------------------------------      VALUE AT ASSUMED
                                  (B)           (C)                                   ANNUAL RATES OF STOCK
                               NUMBER OF     % OF TOTAL                               PRICE APPRECIATION FOR
                               SECURITIES     OPTIONS          (D)                        OPTION TERM(1)
                               UNDERLYING    GRANTED TO    EXERCISE OR      (E)       ----------------------
             (A)                OPTIONS     EMPLOYEES IN   BASE PRICE    EXPIRATION      (F)         (G)
            NAME               GRANTED #    FISCAL YEAR     ($/SHARE)       DATE        5%($)       10%($)
            ----               ----------   ------------   -----------   ----------   ---------   ----------
Richard O'Neal...............       -0-          N/A           N/A              N/A        N/A          N/A
Michael A. Pruss.............    50,000         12.7          9.00         11/18/09    283,003      717,184
James F. Cragg...............    50,000         12.7          5.88          6/30/00     21,485       43,704
William H. Zimmer III........    50,000         12.7          5.88          9/30/00     25,388       51,915

------------------------

(1) The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and therefore are not intended to forecast future appreciation, if any, of the stock price of WorldPages. WorldPages did not use an alternative formula for a grant date valuation, as WorldPages is not aware of any formula that will determine with reasonable accuracy a present value based on future unknown factors.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
  VALUES

    The following table provides information on the number and value of each such executive's unexercised options to acquire WorldPages common stock at December 31, 1999.

                                                                        (D)
                                                                     NUMBER OF                   (E)
                                                               SECURITIES UNDERLYING           VALUE OF
                                                                    UNEXERCISED        UNEXERCISED IN-THE-MONEY
                                                                   OPTIONS/SARS              OPTIONS/SARS
                                                                   AT FY-END(#)            AT FY-END($)(2)
                                  (B)              (C)         ---------------------   ------------------------
           (A)              SHARES ACQUIRED       VALUE            EXERCISABLE/              EXERCISABLE/
           NAME             ON EXERCISE(#)    REALIZED($)(1)       UNEXERCISABLE            UNEXERCISABLE
           ----             ---------------   --------------   ---------------------   ------------------------
Richard O'Neal............          --                 --           18,750/56,250           171,188/513,563
Michael A. Pruss..........          --                 --           25,000/50,000           228,250/231,500
James F. Cragg............          --                 --               337,500/0               3,312,375/0
William H. Zimmer III.....      75,000            337,750               150,000/0               1,369,500/0

------------------------------

(1) Calculated using the difference between the actual sales price of the underlying shares and the exercise price.

(2) Based on the New York Stock Exchange closing price of WorldPages.com common stock on December 31, 1999 of $13.63.

EMPLOYMENT AGREEMENTS

    Upon their employment with WorldPages in December 1997, Messrs. Cragg and Zimmer entered into six year long employment agreements with WorldPages providing for their employment at annual base salaries of $175,000 and $185,000, respectively. The agreements provided for a bonus potential equal to 100% of base salary for Mr. Cragg and 50% of base salary for Mr. Zimmer. The agreements also provided for the annual grant of options to purchase up to 50,000 shares of WorldPages common stock each at the current market price on the date of grant, if certain targets set by the compensation committee were met.

    Under the terms of their respective agreements, Messrs. Cragg and Zimmer would be entitled to their base salaries for a period of two years if either were to resign after a change in the ownership or management of WorldPages that significantly altered their job responsibilities or compensation. Further, under the terms of the 1997 Stock Awards Plan under which their options were granted, their options would vest immediately upon their resignation following a change of control or the termination of their employment other than "with cause" as defined.

    In November 1998, after the resignation of Mr. Anthony from his position as president and chief executive officer, Mr. Cragg was appointed president and chief operating officer and his salary was raised to $200,000 per year. In all other respects, his employment contract remained the same.

    When the WorldPages board decided to change its business focus, strategy and direction, the compensation committee determined that the employment arrangements of Messrs. Cragg and Zimmer would need to be revised. The compensation committee recognized that while both might desire to resign given the restructuring of WorldPages' operations, it was important to provide each of them with an incentive to remain with the company at least in the short term. The compensation committee and ultimately the board concluded that the efforts of Messrs. Cragg and Zimmer would be required until an agreement for the acquisition of YPtel had been executed and interim financing intended to provide working capital sufficient until the closing of the acquisitions had been obtained.

    In late April 1999, both Messrs. Cragg and Zimmer executed severance agreements related to the termination of their employment and their resignations as directors of WorldPages. The agreements that each entered were similar and provided that:

       - their new employment terms would terminate on the later to occur of:

           - June 30, 1999; or

           - the signing of the agreement providing for the acquisition of YPtel by WorldPages.

       - the options each had received upon their initial employment with WorldPages and the performance options which had been awarded to each of them would vest upon the termination of their employment;

       - each had received performance options to purchase 50,000 shares of WorldPages common stock for 1998.

       - upon execution of their respective letter agreements, each would receive restricted common stock of WorldPages that would be forfeited if:

           - the individual did not remain with WorldPages and fulfill his employment obligations through the end of the new term; or

           - the individual did not sign a mutual release and settlement agreement with WorldPages.

           - Mr. Cragg was awarded 38,000 shares of restricted stock.

           - Mr. Zimmer was awarded 20,000 shares of restricted stock.

       - the exercise period of their respective options would extend until one year from the date of the termination of their respective employment, but no shares purchased upon exercise could be sold within ninety days of their respective terminations;

       - each would receive two years' base salary from the date of their respective termination of employment with WorldPages; and

       - each would be entitled to a performance bonus for the 1999 fiscal year as approved by WorldPages' board of directors, on a pro-rata basis based on the effective date of their respective terminations of employment.

    Although the interim financing with the subsidiary of Bank of America Corporation closed May 14, 1999 and the acquisition agreements were executed effective June 3, 1999, Mr. Cragg remained with WorldPages through June 30, 1999, at which time he resigned as president, chief operating officer and as a director of WorldPages. Mr. Zimmer remained with WorldPages through September 30, 1999, at which time he resigned as executive vice president, chief financial officer, secretary and treasurer and as a director of WorldPages.

    Mr. Richard O'Neal has entered into a three-year employment agreement that provides for a base salary of $300,000 and a bonus potential of 50% of base salary. If WorldPages terminates Mr. O'Neal's employment other than for cause, as defined in his agreement, or if Mr. O'Neal resigns under circumstances that he reasonably believes were contrived by Great Western to force his resignation, or after a change in control of WorldPages, Mr. O'Neal shall be entitled to continue to receive his base salary until the scheduled expiration date of his employment agreement.

    In connection with the sale of FirsTel and Feist Long Distance, WorldPages paid Messrs. Thurman and Feist $319,217 and $133,407, respectively, in settlement of WorldPages' obligations to them under their respective employment agreements.

    Mr. Michael A. Pruss entered into an employment agreement with WorldPages to serve as WorldPages' Chief Financial Officer. The agreement provides for a two-year term which may be renewed for successive one-year periods upon the mutual agreement of Mr. Pruss and WorldPages. Under the terms of the agreement, Mr. Pruss is entitled to a base salary of $130,000 per year and is eligible for a cash performance bonus of up to 50% of his base salary and additional option grants to be awarded at the discretion of the compensation committee of the WorldPages board of directors. Mr. Pruss' employment agreement provides that if his employment is terminated by WorldPages without cause or due to a change of control as defined, he will be entitled to receive his base salary for a period of twelve months following the date of his termination.

DIRECTOR COMPENSATION

    Directors of WorldPages who are also employees receive no directors' fees but are eligible to receive, and have received, grants of stock options under WorldPages' 1997 Stock Awards Plan. Non-employee directors receive fees of $1,000 for each board meeting in which they participate in person, and are reimbursed for expenditures incurred in attending and returning from board meetings.

    Non-employee directors also receive options to purchase shares of WorldPages common stock pursuant to the 1997 Nonqualified Stock Option Plan for Non-Employee Directors. Non-employee directors elected or appointed to the board will receive options to acquire 15,000 shares of WorldPages common stock on the date of their initial election or appointment. Additional non-qualified stock options to acquire 5,000 shares of WorldPages common stock will thereafter be awarded to each director on the date of the Annual Meeting of Stockholders at which he or she is reelected to serve an additional three-year term. In both cases, the exercise price of the stock options granted is the fair market value on the date of the grant.

    Mr. Todd Feist, who was reelected to the board at the Special Meeting of Stockholders on February 16, 2000, but who subsequently resigned upon the acquisition of YPtel, Web YP and Big Stuff, received options to purchase 5,000 shares of WorldPages common stock with an exercise price equal to the closing price of WorldPages common stock on that date in accordance with the terms of the Non-Employee Director Plan.

    As consideration for their efforts in negotiating the terms of the acquisitions of YPtel, Web YP and Big Stuff, WorldPages awarded warrants to purchase 30,000, shares of WorldPages common stock to one current non-employee director, Mr. Cutsinger and two former non-employee directors, Messrs. Robert F. Benton and Marvin C. Moses. The warrants have a strike price of $6.96 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Reginald Hollinger, a former managing director and group head of the Telecommunications Investment Banking Group at PaineWebber Incorporated and a former member of the Investment Banking Division's Management Committee, was also a member of the board's compensation committee from February 1998 until his resignation from the board effective April 30, 1999. PaineWebber is one of WorldPages' investment banking firms and served as the lead manager in WorldPages' IPO. Neither WorldPages' board at the time nor Mr. Hollinger, during the time he served on the WorldPages' board, believed these relationships affected in any manner his ability to serve on, or fulfill his obligations to WorldPages and its stockholders as a member of the compensation committee of the board. To date, WorldPages incurred liabilities to PaineWebber of $1,828,000 for investment banking services rendered to it in 1999, including $750,000 in connection with the fairness opinion rendered to WorldPages in connection with the acquisitions of YPtel, Web YP and Big Stuff. Mr. Hollinger resigned from PaineWebber on April 30, 1999 to take a position with another firm, at which time he also resigned from WorldPages' board.

    WorldPages' board of directors maintained a compensation committee during the year ended December 31, 1999. However, due to the need to retain key employees during 1999 as WorldPages changed its focus, strategy and direction, the full board made many of the compensation decisions directly and approved other recommendations regarding compensation which were made to it by the compensation committee. Employees of WorldPages who were also directors and who therefore participated in deliberations of the WorldPages board concerning executive officer compensation are identified below.

    - Richard O'Neal, WorldPages Chairman and Chief Executive Officer.

    - James F. Cragg, a former director, president and chief operating officer of WorldPages through June 30, 1999.

    - William H. Zimmer, a former director and WorldPages' former chief financial officer through September 30, 1999.

    - Todd Feist, an executive officer of WorldPages until November 19, 1999 and a member of WorldPages' board of directors through the acquisitions of YPtel, Web YP and Big Stuff in February 2000.

    - Fred Thurman, executive officer of WorldPages until November 19, 1999 and a member of WorldPages' board of directors through the acquisitions of YPtel, Web YP and Big Stuff in February 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of WorldPages' common stock as of February 28, 2000, by:

    - each director of WorldPages, including the two nominees for election as directors;

    - each of WorldPages' executive officers and former executive officers named in the Summary Compensation Table, and

    - all directors and executive officers of WorldPages as a group.

                                                                 SHARES BENEFICIALLY OWNED(1)
                                                              ----------------------------------
                                                                                     PERCENT OF
                                                              NUMBER OF SHARES       WORLDPAGES
                                                               OF WORLDPAGES           COMMON
NAME                                                            COMMON STOCK          STOCK(15)
----                                                          ----------------       -----------
George Anderson(2)..........................................         25,000(4)          *
Robert F. Benton(3).........................................         47,000(5)          *
James F. Cragg..............................................        422,755(6)         1.0
Rod K. Cutsinger............................................      5,166,664(7)        11.7
Todd J. Feist(3)............................................        326,429(8)          *
Robert Flynn(2).............................................         20,000(9)          *
Wilmot Matthews(2)..........................................        282,389(10)         *
David M. Mitchell...........................................        201,144(11)         *
Richard O'Neal..............................................      5,244,328(12)       11.7
Michael A. Pruss............................................         28,362(13)         *
Fred L. Thurman(3)..........................................        318,745(14)         *
William H. Zimmer III.......................................        176,000(15)         *
Executive officers and directors as a group
  (12 individuals)..........................................     12,258,816(16)       26.8

------------------------
*   Percentage of shares beneficially owned is less than 1.0%.

(1) Beneficial ownership includes shares of WorldPages common stock subject to options, warrants, rights, conversion privileges or similar obligations exercisable within 60 days for purposes of computing the ownership percentage of the person or group holding such options, warrants, rights, privileges or other obligations. Except as noted, each stockholder has sole voting and dispositive power with respect to all shares of WorldPages common stock beneficially owned by such stockholder.

(2) Messrs. Anderson, Flynn and Matthews became directors of WorldPages on February 23, 2000 upon the closing of the acquisitions of YPtel Corporation, Web YP and Big Stuff.

(3) Messrs. Benton, Feist and Thurman are former directors of WorldPages that resigned on February 28, 2000 upon the closing of the acquisition of YPtel Corporation, Web YP and Big Stuff.

(4) Includes 25,000 shares of common stock subject to options and warrants that are immediately exercisable.

(5) Includes 45,000 shares of common stock subject to stock options that are immediately exercisable.

(6) Includes 337,500 shares of common stock subject to stock options that are immediately exercisable.

(7) Includes 4,867,921 shares of common stock owned by Consolidation Partners Founding Fund L.L.C., a limited liability company in which Mr. Cutsinger and his wife beneficially own of record 80% of the interests. The remaining interests are beneficially owned by trusts for the benefit of the Mr. Cutsinger's two adult children over which Rod K. Cutsinger has sole voting and dispositive power. These shares are the same shares referenced in footnote 1 of the table below.

(8) Includes 255,000 shares of common stock subject to stock options that are immediately exercisable.

(9) Includes 20,000 shares of common stock subject to options and warrants that are immediately exercisable.

(10) Includes 45,000 shares of common stock subject to options and warrants that are immediately exercisable.

(11) Includes 20,000 shares of common stock subject to stock options that are currently exercisable.

(12) Includes warrants to purchase 658,040 shares of common stock. A trustee for Mr. O'Neal's children owns 189,020 of these non-transferable, ten-year warrants. Also includes 37,500 shares of common stock subject to stock options that are immediately exercisable.

(13) Includes 25,000 shares of common stock subject to stock options that are immediately exercisable.

(14) Includes 13,512 shares of common stock issuable upon exercise of a warrant at $14.00 per share and 39,498 shares of common stock issuable upon conversion of a 10% convertible note issued by WorldPages, convertible at $14.00 per share. Also includes 75,000 shares of common stock subject to stock options that are immediately exercisable.

(15) Includes 150,000 shares of common stock subject to stock options that are immediately exercisable.

(16) Includes 1,791,050 shares of common stock which such persons have the right to acquire upon the exercise of options and warrants that are immediately exercisable.

    The following table sets forth information regarding all persons known to WorldPages to be the beneficial owner of more than five percent of the common stock of WorldPages as of February 28, 2000.

                                                                            PERCENTAGE
                                                                             OF CLASS
                                                           NUMBER        AT FEBRUARY 28,
NAME AND ADDRESS                                          OF SHARES            2000
----------------                                          ---------      ---------------
Rod K. Cutsinger....................................      5,166,664(1)         11.7%
  3355 West Alabama, Suite 580
  Houston, Texas 77098

Richard O'Neal......................................      5,244,328            11.7%

  2400 Lakeview Drive

  Amarillo, Texas 79109

Consolidation Partners Founding Fund L.L.C..........      4,867,921            11.1%

  3355 West Alabama, Suite 580

  Houston, Texas 77098

------------------------

(1) Includes 4,867,921 shares of common stock owned by Consolidation Partners Founding Fund LLC, a limited liability company in which Mr. Rod K. Cutsinger and his wife beneficially own of record 80% of the interests. The remaining interests are beneficially owned by trusts for the benefit of the Cutsingers' two adult children, over which Mr. Rod Cutsinger has sole voting and dispositive power. These shares are the same shares referenced in footnote 7 of the immediately preceding table.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Mr. Richard A. O'Neal is an officer, director and owner of 50% of the outstanding voting securities of Big Stuff. During the fiscal year ended December 31, 1999, WorldPages paid Big Stuff approximately $1.3 million for yellow pages colorizing services. WorldPages believes that the amount paid to Big Stuff for colorizing services is equivalent to amounts that it would have paid an unrelated third party for similar services. Great Western and Big Stuff have entered into a sales agreement pursuant to which Big Stuff expects to continue to render the foregoing services to Great Western upon terms and conditions that WorldPages considers reasonable under the circumstances. Big Stuff has also agreed to give Great Western the exclusive right to market WorldPages in its service areas.

    WorldPages issued $8.4 million of 5% Subordinated Notes to Mr. O'Neal in connection with its acquisition of Great Western. The interest incurred on the 5% Subordinated Notes held by Mr. O'Neal during the fiscal year ended
December 31, 1999 was $0.4 million. The principal and accrued interest were redeemed for 1,603,636 shares of WorldPages common stock in February 2000 at a redemption price of $5.50 per share. The redemption price was the same value per share that was agreed upon by WorldPages in connection with the acquisition of YPtel Corporation, an entity unrelated to WorldPages or its affiliates. Based on a closing price of WorldPages common stock of $9.00 per share on March 24, 2000, Mr. O'Neal received stock, which has a market value of $14.4 million in redemption of the $8.8 million of indebtedness owed by WorldPages to O'Neal. Further, in connection with WorldPages' acquisition of WebYP, Inc. and Big Stuff, Inc., Mr. O'Neal received 2,545,152 shares of WorldPages common stock in exchange for his ownership interest in Web YP and Big Stuff and in exchange for indebtedness owed to him by WebYP and Big Stuff.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

        The following financial statements are included at the indicated page in this Annual Report on Form 10-K and incorporated in this
    Item 14(a)1 by reference:

                                                                PAGE
                                                              --------
Independent Auditors' Report................................    F-1

Consolidated Statements of Operations.......................    F-2

Consolidated Balance Sheets.................................    F-3

Consolidated Statements of Changes in Stockholders' Equity
  (Deficit).................................................    F-4

Consolidated Statements of Cash Flows.......................    F-5

Notes to Consolidated Financial Statements..................    F-6

    2.  FINANCIAL STATEMENT SCHEDULES

    See Schedule II--Valuation and Qualifying Accounts on II-9. No other schedules are included because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  REPORTS ON FORM 8-K

    During the quarter ended December 31, 1999, the Company filed a Current Report on Form 8-K dated December 6, 1999, regarding the sale of its telecommunications operations to Ionex Telecommunications, Inc.

(c)  EXHIBITS

    See the Exhibit Index at page II-3 of this Report.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
WorldPages.com, Inc.:

    We have audited the accompanying consolidated balance sheets of WorldPages.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 1999. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of WorldPages.com, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldPages.com, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

St. Louis, Missouri
February 4, 2000

                        WORLDPAGES.COM AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Revenues.................................................  $   49,987   $   38,090   $       --
Expenses:
  Printing, distribution and listings....................      13,440        8,670           --
  Sales and marketing....................................      11,464        8,976           --
  General and administrative.............................      20,529       16,689        2,071
  Depreciation and amortization..........................       4,695        4,190            3
  Stock-based compensation...............................          --        1,760          870
                                                           ----------   ----------   ----------
Income (loss) from operations............................        (141)      (2,195)      (2,944)
Other income (expense):
  Interest expense.......................................      (4,766)      (1,845)        (256)
  Other..................................................          75          177           --
                                                           ----------   ----------   ----------
Income (loss) from continuing operations before income
  taxes..................................................      (4,832)      (3,863)      (3,200)
Income tax expense (benefit).............................      (1,465)         (91)          --
                                                           ----------   ----------   ----------
Net income (loss) from continuing operations.............      (3,367)      (3,772)      (3,200)
Loss from discontinued operations, net of tax benefit of
  $4,007 and $6,368, respectively........................      (7,378)      (7,507)          --
Loss on sale of discontinued operations, net of tax
  benefit of $8,145......................................     (51,800)          --           --
                                                           ----------   ----------   ----------
Net loss.................................................  $  (62,545)  $  (11,279)  $   (3,200)
                                                           ==========   ==========   ==========

Basic and diluted income (loss) per share from:
  Continuing operations..................................  $     (.17)  $     (.20)  $     (.39)
  Discontinued operations................................        (.37)        (.41)          --
  Sale of discontinued operations........................       (2.60)          --           --
                                                           ----------   ----------   ----------
  Net income (loss) per share............................  $    (3.14)  $     (.61)  $     (.39)
                                                           ==========   ==========   ==========
Weighted average common shares outstanding...............  19,955,829   18,593,947    8,230,006
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                        WORLDPAGES.COM AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                ASSETS
Current assets:
  Cash and cash equivalents.................................  $  1,315   $ 13,734
  Accounts receivable (net of allowance of $4,246 in 1999
    and $4,014 in 1998).....................................    14,223     13,317
  Deferred costs............................................     4,482      3,888
  Prepaid expenses and other current assets.................       174         94
  Deferred taxes............................................        --      3,398
                                                              --------   --------
    Total current assets....................................    20,194     34,431
                                                              --------   --------
Property, plant and equipment, net..........................     1,377      1,134
Intangible assets from business acquisitions, net...........    75,413     81,255
Deferred taxes..............................................     6,504         --
Other assets, net...........................................     5,571      1,022
Net assets held for sale....................................        --     69,780
                                                              --------   --------
    Total other assets......................................    88,865    153,191
                                                              --------   --------
    Total assets............................................  $109,059   $187,622
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $  9,447   $  4,844
  Short-term debt and current maturities of long-term
    debt....................................................    24,000     17,117
  Other current liabilities.................................     3,940      3,017
                                                              --------   --------
    Total current liabilities...............................    37,387     24,978
Long-term obligations:
  Long-term debt............................................        --     17,233
  Deferred tax liabilities..................................        --     13,827
                                                              --------   --------
    Total liabilities.......................................    37,387     56,038
                                                              --------   --------
Commitments and contingencies...............................
Stockholders' equity (deficit):
  Preferred stock, Series A Redeemable Convertible $.0001
    par value: 20,000,000 shares authorized; 0 and 142,857
    shares issued and outstanding; $2,000 liquidation
    preference..............................................        --      1,122
  Common stock, $.0001 par value: 180,000,000 shares
    authorized; 20,426,753 and 19,859,262 shares issued and
    outstanding, respectively...............................         2          2
  Additional paid-in capital................................   149,438    146,611
  Treasury stock; 0 and 234,141 common shares,
    respectively............................................        --     (1,013)
  Retained earnings (accumulated deficit)...................   (77,768)   (15,138)
                                                              --------   --------
    Total stockholders' equity..............................    71,672    131,584
                                                              --------   --------
    Total liabilities and stockholders' equity..............  $109,059   $187,622
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                        WORLDPAGES.COM AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          RETAINED
                           COMMON STOCK                                                   EARNINGS          TOTAL
                       ---------------------   PREFERRED     ADDITIONAL      TREASURY   (ACCUMULATED    STOCKHOLDERS'
                         SHARES      AMOUNT      STOCK     PAID-IN CAPITAL    STOCK       DEFICIT)     EQUITY (DEFICIT)
                       ----------   --------   ---------   ---------------   --------   ------------   ----------------
Balance,
  December 31,
  1996...............   8,227,736      $1       $   --        $     27       $    --      $   (659)       $    (631)
Issuance of stock
  options and
  warrants...........          --      --           --           1,237            --            --            1,237
Issuance of stock for
  services
  performed..........       4,540      --           --              50            --            --               50
Net loss.............          --      --           --              --            --        (3,200)          (3,200)
                       ----------      --       ------        --------       -------      --------        ---------
Balance, December 31,
  1997...............   8,232,276      $1       $   --        $  1,314       $    --      $ (3,859)       $  (2,544)
Issuance of stock
  options and
  warrants...........          --      --           --           5,862            --            --            5,862
Issuance of preferred
  stock..............          --      --        1,122              --            --            --            1,122
Initial public
  offering, net of
  offering costs.....   8,000,000       1           --          99,899            --            --           99,900
Issuance of stock for
  acquired
  companies..........   3,861,127      --           --          39,536            --            --           39,536
Acquisition of
  treasury stock.....    (234,141)     --           --              --        (1,013)           --           (1,013)
Net loss.............          --      --           --              --            --       (11,279)         (11,279)
                       ----------      --       ------        --------       -------      --------        ---------
Balance, December 31,
  1998...............  19,859,262      $2       $1,122        $146,611       $(1,013)     $(15,138)       $ 131,584
Stock option
  exercises..........     366,634      --           --           1,705           785           (85)           2,405
Issuance of
  restricted stock...      58,000      --           --              --           228            --              228
Conversion of
  preferred stock....     142,857      --       (1,122)          1,122            --            --               --
Net loss.............          --      --           --              --            --       (62,545)         (62,545)
                       ----------      --       ------        --------       -------      --------        ---------
Balance, December 31,
  1999...............  20,426,753      $2       $   --        $149,438       $    --      $(77,768)       $  71,672
                       ==========      ==       ======        ========       =======      ========        =========

          See accompanying notes to consolidated financial statements.

                        WORLDPAGES.COM AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(62,545)  $(11,279)  $(3,200)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization...........................     4,695      4,190         3
    Stock-based compensation expense........................        --      1,760       870
    Loss from discontinued operations, net..................     7,378      7,507        --
    Loss on sale of discontinued operations.................    51,800         --        --
    Deferred tax provision..................................    (3,718)    (6,459)       --
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable, net............................      (906)      (184)        1
        Deferred costs......................................      (594)       639        --
        Prepaid expenses and other current assets...........       (80)       581        --
        Other assets, net...................................    (3,161)     1,667        --
      Increase (decrease) in:
        Accounts payable and accrued liabilities............     4,603        836     1,950
        Other current liabilities...........................       923        706        --
                                                              --------   --------   -------
        Net cash used in continuing operating activities....    (1,605)       (36)     (376)
        Net cash used in discontinued operations............   (41,370)    (8,812)       --
                                                              --------   --------   -------
        Net cash used in operating activities...............   (42,975)    (8,848)     (376)
                                                              --------   --------   -------
Cash flows from investing activities:
  Cash paid for businesses acquired, net of cash acquired...        --    (83,256)       --
  Additions to property, plant and equipment, net...........    (3,906)   (16,738)       --
  Cash from sale of discontinued operations.................    43,127     10,000        --
                                                              --------   --------   -------
        Net cash provided by (used in) investing
          activities........................................    39,221    (89,994)       --
                                                              --------   --------   -------
Cash flows from financing activities:
  Borrowings of long-term debt..............................    52,883     17,000     2,566
  Repayment of long-term debt...............................   (62,338)    (2,979)       --
  Increase in deferred offering costs.......................      (780)    (1,218)   (2,223)
  Proceeds from stock option exercises......................     1,570         --        --
  Proceeds from common stock issuance, net of offering
    costs...................................................        --     99,900        --
  Acquisition of treasury stock.............................        --       (127)       --
                                                              --------   --------   -------
        Net cash provided by (used in) financing
          activities........................................    (8,665)   112,576       343
                                                              --------   --------   -------
        Net increase (decrease) in cash and cash
          equivalents.......................................   (12,419)    13,734       (33)
Cash and cash equivalents--beginning of year................    13,734         --        33
                                                              --------   --------   -------
Cash and cash equivalents--end of year......................  $  1,315   $ 13,734   $    --
                                                              ========   ========   =======
Supplemental cash flows information:
  Cash paid for interest....................................  $  3,038   $    739   $    --
                                                              ========   ========   =======
  Cash paid for income taxes................................  $     43   $     --   $    --
                                                              ========   ========   =======

          See accompanying notes to consolidated financial statements.

                        WORLDPAGES.COM AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  BASIS OF PRESENTATION

    WorldPages.com, Inc. was originally founded and operated as Advanced Communications Group, Inc. In February 2000, the name of the company was changed to WorldPages.com, Inc. Accordingly, all disclosures and discussions within the financial statements have been changed to reflect the new name of the company.

    The consolidated financial statements include the accounts of WorldPages.com and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    WorldPages.com was founded to provide a portfolio of telecommunications services to business customers in service areas of Southwestern Bell and U S WEST and publishes yellow pages directories in selected markets. WorldPages.com completed its initial public offering (IPO) on February 18, 1998. In connection with the IPO, WorldPages.com simultaneously acquired one yellow pages publisher and eight telecommunications companies and a 49% interest in another company (collectively, the Acquired Companies or the Acquisitions). Prior to February 1998, WorldPages.com had not conducted any operations other than those relating to the IPO and the Acquisitions. Consequently, the financial statements included herein relate only to the parent Company prior to February 18, 1998, but include the results of Great Western, the yellow pages publisher, for the period February 18, 1998 to December 31, 1998 and for all later periods as continuing operations. The telecommunications companies and the 49% interest in another company are included in discontinued operations.

    Great Western Directories is WorldPages.com's only remaining operating subsidiary at December 31, 1999. In November 1999, all of WorldPages.com's telecommunications subsidiaries were sold and are therefore presented as discontinued operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CASH AND CASH EQUIVALENTS--WorldPages.com considers cash in banks and highly-liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Improvements are capitalized. Repair and maintenance costs are expensed as incurred. The cost and related accumulated depreciation of assets retired or disposed of and are removed from the accounts, and any gains or losses are reflected in results of operations. Depreciation is computed using the straight-line method over the respective useful lives of the assets. The estimated useful lives of the assets are: buildings and improvements--40 years; equipment--5 to 10 years; furniture and office equipment--3 to 5 years; and leasehold improvements--shorter of life of lease or useful life of related asset.

    INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS--Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of customer lists and goodwill. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives of 10 years and 40 years, respectively. For the years ended December 31, 1999 and 1998,

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) amortization expense relating to intangible assets was $4,532,000 and $4,402,000, respectively and accumulated amortization totaled $8,408,000 and $3,876,000 at December 31, 1999 and 1998, respectively.

    OTHER ASSETS, NET--Other assets consist of deferred debt issuance costs and deferred acquisition costs. The costs incurred in connection with obtaining debt facilities are deferred and amortized on a straight-line basis over the life of the related debt instrument. Deferred acquisition costs consists of legal, accounting and other costs related to acquisitions which are included in the purchase price and allocated to assets acquired.

    INCOME TAXES--Income taxes are recognized during the year based on all events that have been recognized in the consolidated financial statements, with deferred taxes being provided for differences between the book basis and tax basis of assets and liabilities as measured by the enacted tax laws.

    REVENUE RECOGNITION--Directory revenues are derived from the sale of advertising space in telephone directories and are recognized on the date that the directory is published and substantially delivered. If the estimate of total directory costs exceeds advertising revenues for a specific region's telephone directory, a provision is made for the entire amount of such estimated loss. Directory costs are deferred until the date that the directory is published and substantially delivered. Directory costs include all direct costs related to the publishing of a telephone directory, such as publishing and distribution expenses, commissions on sales, other selling expenses and estimated bad debt expense. General and administrative costs are charged to expense as incurred. Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is generally provided to advertisers at no cost; therefore, generally no advertising revenues are derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. WorldPages.com recognized net expense of approximately $3.1 million and $0.4 million in the years ended December 31, 1999 and 1998, respectively, relating to prototype directories.

    STOCK-BASED COMPENSATION--WorldPages.com has elected to follow the intrinsic value method and has included in these financial statements pro forma disclosures of net loss and net loss per share as if the fair value method of accounting had been applied. No employee stock options or similar equity instruments were issued by WorldPages.com prior to January 1, 1997.

    NET EARNINGS (LOSS) PER SHARE--Basic earnings per share (Basic EPS) is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (Diluted EPS) reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. In periods in which the inclusion of such securities or contracts are anti-dilutive, the effect of such securities is not given consideration. In calculating Diluted EPS for the year ended December 31, 1999, 1998, and 1997, options and warrants to purchase 3,806,523, 3,960,312, and 2,288,640, respectively, shares of common stock were outstanding during part of the year but were not included in the computation of Diluted EPS due to their anti-dilutive effect.

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FAIR VALUE OF FINANCIAL INSTRUMENTS--WorldPages.com's only financial instruments are cash, short-term trade receivables and payables and notes payable. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the carrying value of its notes payable obligations approximate fair value.

    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF--Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.

    COMPREHENSIVE INCOME--For the years ended December 31, 1999, 1998, and 1997, WorldPages.com did not incur items to be reported in comprehensive income that were not already included in the reported net earnings; therefore, comprehensive income (loss) and net income (loss) were the same for these periods.

    RECLASSIFICATIONS--Certain amounts presented in the 1998 consolidated financials statements have been reclassified to conform with the 1999 presentation.

3.  DISCONTINUED OPERATIONS

    In April 1999, WorldPages.com announced that it intended to divest its telecommunications segment in connection with several strategic acquisitions. In July 1999, WorldPages.com and four of its wholly-owned subsidiaries, Feist Long Distance Services, Inc., FirsTel, Inc., Telecom Resources, Inc. and Valu-Line of Longview, Inc., entered into a stock purchase agreement with Ionex Telecommunications, Inc. under which WorldPages.com agreed to sell all of the capital stock of those wholly-owned subsidiaries to Ionex Telecommunications for $49.8 million, subject to a dollar-for-dollar reduction to the extent current assets are less than current liabilities at the time of closing and to the extent of any decrease in property, plant and equipment from May 1, 1999 to the closing date. The sale was completed on November 19, 1999 and WorldPages.com received $42.6 million, representing the purchase price less a preliminary working capital adjustment. The estimated remaining costs of the transaction are included in other liabilities in the financial statements.

    As a result of the divestiture, the results of all the telecommunications segment from the date of the announcement are classified as discontinued operations in the accompanying consolidated financial statements. Revenues from the discontinued telecommunications segment were $86.2 million and $59.6 million in 1999 and 1998, respectively. Net losses from the discontinued telecommunications operations were $7.4 million, net of an income tax benefit of $4.0 million in 1999, and $7.5 million, net of an income tax benefit of $6.4 million in 1998.

    WorldPages.com has recorded a loss on the sale of the discontinued telecommunications operations of $51.8 million. The loss on the sale of the discontinued operations includes operating losses incurred through the completion of the sale, transaction costs, exit costs of leased facilities,

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3.  DISCONTINUED OPERATIONS (CONTINUED)
employee severance and termination costs, and proceeds from the sale. The loss is recorded net of an income tax benefit of $8.1 million.

    In connection with the IPO, WorldPages.com purchased a 49% interest in KINNET, an owner and operator of a fiber optic network in Kansas, for $18.0 million. WorldPages.com accounted for its investment in KINNET using the equity method. In December 1998, WorldPages.com sold its entire interest in KINNET back to the original owner of KINNET for $10.0 million in cash, 225,000 shares of WorldPages.com's common stock, valued at $0.9 million, and the indefeasible right to use (IRU) certain network facilities of KINNET valued at $7.0 million. The sale of the KINNET stock resulted in a $2.4 million loss due to the tax effect associated with this transaction. The loss on the sale of KINNET is also included in the loss on the discontinued telecommunications operations. The net assets and liabilities of the discontinued telecommunications operations are classified on the accompanying consolidated balance sheet as net assets held for sale at December 31, 1998.

4.  ACQUISITIONS

    In April 1999, WorldPages.com's Board of Directors approved a letter of intent to acquire all the outstanding stock of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. for approximately 19.5 million newly issued shares of common stock. YPtel Corporation is the parent of Pacific Coast Publishing, Ltd. a leading yellow pages publisher located in Tacoma, Washington. Web YP maintains a website and operates an Internet yellow pages network that is integrated with Big Stuff's yellow pages services. In connection with the acquisitions, WorldPages.com's Chairman and CEO, Richard O'Neal and the other 5% Note holders have agreed to convert the $15.0 million 5% Notes and accrued interest owed by WorldPages.com into approximately 2,864,000 shares of common stock in support of WorldPages.com's strategy. See discussion of subsequent events in note 15 to the consolidated financial statements.

    In February 1998, WorldPages.com completed its IPO. Concurrent with and as a condition to the closing of the IPO, WorldPages.com acquired all of the outstanding capital stock of Great Western Directories, Inc., Valu-Line of Longview, Inc., Feist Long Distance Service, Inc., FirsTel, Inc. and Tele-Systems, Inc., substantially all of the assets of Long Distance Management
II, Inc., Long Distance Management of Kansas, Inc., The Switchboard of Oklahoma City, Inc., and National Telecom, a proprietorship, and 49% of the outstanding capital stock of KINNET (collectively the Acquisitions or the Acquired Companies). The Acquisitions are accounted for using the purchase method of accounting.

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4.  ACQUISITIONS (CONTINUED)
    The following table sets forth for accounting purposes the fair value of consideration paid with respect to the acquisition of Great Western and the assets acquired:

(IN THOUSANDS)
--------------
Consideration Paid for Acquired Companies:
  Cash......................................................  $55,634
  Common stock..............................................    8,000
  Notes payable.............................................   15,000
  Options and warrants......................................    3,125
                                                              -------
    Total purchase price....................................  $81,759
                                                              =======
Assets Acquired:
  Net working capital.......................................  $ 6,160
  Property and equipment....................................    1,237
  Customer lists............................................   32,900
  Goodwill..................................................   50,921
  Net deferred tax liability................................   (9,459)
                                                              -------
    Total assets acquired...................................  $81,759
                                                              =======

    In addition to the acquisition of Great Western, WorldPages.com purchased the other acquired companies for $62.6 million in cash, stock options and notes payable. These acquisitions resulted in $47.0 million of goodwill, $14.9 million of customer lists and $.7 million of net other assets which have been classified as net assets held for sale at December 31, 1998.

    The following pro forma information presents results of operations as if the acquisition of Great Western had occurred at the beginning of the periods presented. This pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of the combined companies.

PRO FORMA INFORMATION (UNAUDITED, IN THOUSANDS)                 1998       1997
-----------------------------------------------               --------   --------
Total revenues from continuing operations...................  $ 47,336   $ 43,247
Net loss from continuing operations.........................    (2,972)    (2,563)
Loss per share from continuing operations...................      (.15)      (.13)

    In November 1998, WorldPages.com acquired all of the outstanding stock of Telecom Resources, Inc. and affiliates (TRI) for 477,538 newly issued shares of common stock valued at $1.6 million. TRI, based in Dallas, Texas, offers its customers a web-based virtual office package that combines voice, fax and data into a single interface. This acquisition is accounted for under the purchase method of accounting. The excess of cost over the estimated fair value of assets acquired and liabilities assumed was allocated to goodwill. Approximately
$3.3 million was allocated to goodwill and will be amortized over 15 years. The results of operations and the pro forma results would not have been significantly different if TRI had been acquired at the beginning of 1998. As described in Note 3, TRI was sold with WorldPages.com's telecom subsidiaries in November 1999.

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 1999 and 1998:

(IN THOUSANDS)                                                  1999       1998
--------------                                                --------   --------
Land and buildings..........................................  $    544   $    544
Leasehold improvements......................................       387        388
Furniture and office equipment..............................     1,883      1,443
                                                              --------   --------
                                                                 2,814      2,375
Less accumulated depreciation...............................    (1,437)    (1,241)
                                                              --------   --------
                                                              $  1,377   $  1,134
                                                              ========   ========

6.  LONG-TERM DEBT

    The carrying amount of long-term debt, which approximates fair value, consisted of the following at December 31, 1999 and 1998:

(IN THOUSANDS)                                                  1999       1998
--------------                                                --------   --------
Borrowings under revolving line of credit, variable
  interest, 9.25% and 8.25% at December 31, 1999 and 1998,
  respectively..............................................  $  7,000   $ 17,000
5% Notes payable due February 18, 2000, interest due
  annually (related parties)................................    15,000     15,000
10% Convertible Notes due February 18, 2000, interest due
  annually (related parties)................................     2,000      2,000
7% Note due annually through February 18, 2001, interest due
  annually (related parties)................................        --        350
                                                              --------   --------
                                                                24,000     34,350
Less short-term borrowings and current maturities...........   (24,000)   (17,117)
                                                              --------   --------
                                                              $     --   $ 17,233
                                                              ========   ========

    The weighted average interest rates at December 31, 1999 and 1998 for short-term borrowings were 6.7% and 8.2%, respectively.

    On May 14, 1999, WorldPages.com, through its wholly-owned yellow pages publishing subsidiary, Great Western, entered into a $40.0 million revolving loan agreement with Bank of America National Trust and Savings Association. WorldPages.com used a portion of the credit facility to refinance an existing $25.0 million credit facility and to finance its discontinued telecommunications operations. In connection with the closing of the sale of the telecommunications operations, the revolving credit facility was amended to reduce the total available borrowings to $15.0 million. The balance of the new credit facility is, subject to various restrictions, for the general working capital needs and other corporate purposes of WorldPages.com and Great Western. Interest on the facility varies at LIBOR (adjusted by the Eurodollar reserve percentage) plus 2.75% or at the Bank of America's prime or base rate plus .75%. The facility requires a commitment fee of .5% on the unused balance and is subject to various restrictions and the maintenance of certain financial ratios. The facility expires on May 13, 2000

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

6.  LONG-TERM DEBT (CONTINUED)
and WorldPages.com guaranteed the loan by pledging to Bank of America substantially all of its assets. See discussion of subsequent events in note 15 to the consolidated financial statements.

    In connection with the acquisitions of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc., (Note 4), WorldPages.com intends to issue approximately 2,863,637 shares of WorldPages.com's common stock in redemption of the $15.0 million 5% Notes and accrued interest owed thereon. The 5% Notes are owed to the former stockholders of Great Western, including Mr. Richard O'Neal, WorldPages.com's Chairman of the Board and Chief Executive Officer and three other managers of Great Western. The indebtedness was originally incurred in connection with WorldPages.com's acquisition of Great Western in February 1998. See discussion of subsequent events in note 15 to the consolidated financial statements.

    The 5% Notes and 10% Convertible Notes may be prepaid at any time and are subordinated to WorldPages.com's senior debt as defined therein. The 10% Convertible Notes are convertible into shares of WorldPages.com's common stock at $14.00 per share.

    Until the IPO, WorldPages.com's activities had been financed through a Subordinated Promissory Note as amended (the Note), with Consolidated Partners Founding Fund (CPFF), a related party, in the principal amount of $3,230,000 and bearing an annual interest rate of 8%. The Note was due on the earlier of December 31, 1998, or the consummation of the IPO. In connection with the IPO in February 1998, the entire balance of the Note was repaid. During 1998 and 1997, WorldPages.com incurred interest expense of $149,000 and $256,000, respectively, related to the Note.

    Included in short-term and long-term debt at December 31, 1999 and 1998, respectively, are notes relating to the Acquisitions totaling $14,803,000 and $15,393,000, respectively, which are due to current directors and members of management. For the years ended December 31, 1999 and 1998, WorldPages.com recognized interest expense of $768,000 and $709,000, respectively, relating to these notes.

7.  INCOME TAXES

    The provision for income tax expense (benefit) related to continuing operations consisted of the following:

                                                                1999       1998
                                                              --------   --------
(IN THOUSANDS)
Current:....................................................  $    --    $    --
  Federal...................................................       --         --
                                                              -------    -------
  State.....................................................       --         --
                                                              -------    -------
Deferred:
  Federal...................................................   (1,230)    (5,945)
  State.....................................................     (235)      (514)
                                                              -------    -------
                                                               (1,465)    (6,459)
                                                              =======    =======
Income tax expense (benefit)................................  $(1,465)   $(6,459)
                                                              =======    =======

                        WORLDPAGES.COM AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7.  INCOME TAXES (CONTINUED)

Significant components of deferred tax assets and liabilities at December 31, 1999 and 1998 were:

                                                                1999       1998
                                                              --------   --------
(IN THOUSANDS)
Deferred tax assets:
  Property and equipment depreciation.......................  $    108   $     --
  Reserves and accruals.....................................       172      1,273
  Net operating loss carryforwards..........................    16,555      1,222
                                                              --------   --------
                                                                16,835      2,495
                                                              --------   --------

Deferred tax liabilities:
  Intangible assets.........................................   (10,158)   (16,144)
  Deferred costs............................................    (1,701)        --
  Property and equipment depreciation.......................        --       (319)
                                                              --------   --------
                                                               (11,859)   (16,463)
                                                              --------   --------

  Total net deferred tax asset (liability)..................     4,976    (13,968)
  Net deferred tax liabilities included in net assets held
    for sale................................................        --      3,490
                                                              --------   --------
  Net deferred tax asset (liability)........................  $  4,976   $(10,478)
                                                              ========   ========

    The benefit for income taxes reconciles to the amount computed by applying the statutory federal tax rate of 34% as follows:

                                                                1999       1998
                                                              --------   --------
(IN THOUSANDS)
Computed expected tax benefit...............................  $(1,643)   $(6,031)
Non-deductible goodwill and intangibles.....................      317        332
State income tax benefit....................................     (155)      (339)
Loss on sale of KINNET......................................       --        816
Other.......................................................       16        (44)
Change in valuation allowance...............................       --     (1,193)
                                                              -------    -------
                                                              $(1,465)   $(6,459)
                                                              =======    =======

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Net operating loss carryforwards of $3,139,000, $518,000 and $39,909,000 expire in 2012, 2018, and
2019, respectively. Management believes that WorldPages.com will generate sufficient taxable income to absorb all net operating loss carryforwards and deductible temporary differences prior to their expiration.

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  STOCK OPTIONS AND WARRANTS

    In connection with the Acquisitions and IPO, WorldPages.com issued various common stock warrants that allow the holder to purchase shares of common stock at defined exercise prices. As of December 31, 1999 and 1998, 1,674,427 and 1,584,427 of such warrants were issued and outstanding, respectively.

    WorldPages.com has an employee incentive stock option plan which allows WorldPages.com to grant key employees incentive and non-qualified stock options to purchase up to 3,500,000 shares of WorldPages.com's common stock at not less than the market price on the date of the grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period but not later than ten years from the date of the grant.

    WorldPages.com also has a Non-Employee Director stock option plan, approved by the stockholders, under which WorldPages.com grants an option to purchase 15,000 shares of common stock to each director who is neither an officer of WorldPages.com nor compensated under any employment or consulting arrangements (Non-Employee Director) upon their initial appointment as director and an additional option to purchase 5,000 shares upon each subsequent re-election to director. Under the plan, the option exercise price is the fair market value of WorldPages.com's common stock on the date of the grant, and the options are exercisable, on a cumulative basis, at 33 1/3% per year commencing on the first anniversary date of the grant.

    A summary of the stock option and warrant transactions under the plans for the years ended December 31, 1999 and 1998, is as follows:

                                              1999                   1998                    1997
                                      --------------------   ---------------------   --------------------
                                      AVERAGE    NUMBER OF   AVERAGE    NUMBER OF    AVERAGE    NUMBER OF
                                       PRICE      SHARES      PRICE       SHARES      PRICE      SHARES
                                      --------   ---------   --------   ----------   --------   ---------
Options and warrants outstanding at
  beginning of year.................   $6.96     3,960,312    $ 8.76     2,288,640    $  --             0
Options and warrants granted........   $7.50       393,961    $ 9.89     4,116,172    $7.59     2,813,640
Options and warrants exercised......   $4.28      (366,634)   $   --            --    $2.50       525,000
Options and warrants canceled.......   $5.56      (181,116)   $13.57    (2,444,500)   $  --             0
                                                 ---------              ----------              ---------
Options and warrants outstanding at
  end of year.......................   $7.34     3,806,523    $ 6.96     3,960,312    $8.76     2,288,640
                                                 =========              ==========              =========

Exercisable at end of year..........             3,110,826               1,580,377                107,561
                                                 =========              ==========              =========

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    Other information regarding stock options and warrants outstanding as of December 31, 1999, is as follows:

                                                                                       OPTIONS AND
                                    OPTIONS AND WARRANTS OUTSTANDING               WARRANTS EXERCISABLE
                             -----------------------------------------------   ----------------------------
                                            REMAINING
     RANGE OF EXERCISE       NUMBER OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
           PRICE              OPTIONS        (YEARS)         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
---------------------------  ---------   ----------------   ----------------   ---------   ----------------
$2.50-$4.19................    630,593          7.6              $ 2.54          537,260        $ 2.52
$4.50-$4.50................  1,037,000          1.9              $ 4.50          932,793        $ 4.50
$4.67-$6.61................    879,714          6.8              $ 6.46          601,933        $ 6.40
$6.96-$10.50...............    279,461          6.6              $ 8.32          189,667        $ 7.86
$14.00-$14.00..............    979,755          5.2              $14.00          849,173        $14.00
                             ---------          ---              ------        ---------        ------
$2.50-$14.00...............  3,806,523          5.2              $ 7.34        3,110,826        $ 7.32
                             =========          ===              ======        =========        ======

    WorldPages.com accounts for the option plans using the intrinsic value method. Under such method, no compensation expense has been recognized relating to the stock options. Pro forma net earnings and net earnings per common share in the following table were prepared as if WorldPages.com had accounted for its stock options and warrants under the fair market value method.

                                                                1999       1998       1997
                                                              --------   --------   --------
Net loss--pro forma (in thousands)..........................   $9,024     $6,059     $5,972
Net loss per share--pro forma...............................      .45        .33        .73

    For the pro forma disclosures, the fair value of each option and warrant grant is estimated at the date of the grant using an option pricing model with the following assumptions: no expected dividends, risk-free interest rates of 6.0%, price volatility of 50% and expected lives of four years.

    On December 13, 1998, WorldPages.com's Board of Directors approved the re-pricing of approximately 2,125,000 options granted to key employees with a weighted-average exercise price of $13.53. Under the terms of the re-pricing, holders of the affected options received one new option for each two existing options. The new options have an exercise price of $4.50 per share, which represents the fair market value of WorldPages.com's stock on December 14, 1998.

    In connection with the Acquisitions, WorldPages.com issued warrants to purchase 756,078 shares of common stock at $6.61 per share and options to purchase 598,500 shares of common stock at $14.00 per share (the IPO price). The fair value of these options and warrants was determined to be $4,101,000 on the date of grant, and was recorded as a component of the purchase price of the Acquisitions.

    During December 1997, WorldPages.com awarded two of its officers ten-year options to purchase 300,000 shares of common stock at an exercise price of $2.50 per share which vested in full at the end of three months. Additionally, in May 1997, WorldPages.com granted to one of its consultants a warrant for the purchase of 7,561 shares of common stock at an exercise price of $2.65 per share.

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8.  STOCK OPTIONS AND WARRANTS (CONTINUED)
During the year ended December 31, 1998 and 1997, WorldPages.com recognized $1,760,000 and $870,000, respectively, of compensation expense related to these options and warrants.

9.  BENEFIT PLANS

    WorldPages.com has a stock purchase plan whereby eligible employees may elect to invest up to 10% of their salary and WorldPages.com contributes an amount equal to 15% of each participant's contribution. WorldPages.com also has a 401(k) plan whereby eligible employees may elect to contribute a portion of their salary and WorldPages.com contributes an amount equal to 50% of employee contributions up to 6% of the employee's base salary. WorldPages.com recognized expense of $482,000 in 1999; $281,000 in 1998; and no expense in 1997 relating to these plans.

10.  LEASES

    Certain sales and administrative offices and equipment are leased. The leases expire at various dates through 2003. Leases that expire are generally renewed or replaced by similar leases depending on business needs. Rent expense for operating leases in 1999, 1998, and 1997 was $2,153,000, $1,370,000 and
$48,000, respectively. At December 31, 1999, WorldPages.com's future minimum rental payments due under noncancelable operating leases were as follows:
$473,000 in 2000; $359,000 in 2001; $206,000 in 2002; $88,000 in 2003; $25,000
in 2004; and $0 thereafter.

11.  PREFERRED STOCK

    In connection with a strategic alliance with a utility company, which was consummated with the IPO, WorldPages.com issued 142,857 shares of Series A Redeemable Convertible Preferred Stock (Preferred Stock) with an aggregate liquidation preference of $2.0 million. The Preferred Stock was convertible into a like number of shares of common stock eighteen months after the consummation of the IPO. In August 1999, the preferred stock was converted by the holder into 142,857 shares of WorldPages.com's common stock. The Preferred Stock did not pay dividends and its holders were not entitled to vote in the election of directors.

12.  COMMITMENTS AND CONTINGENCIES

    In August 1996, one of WorldPages.com's subsidiaries, Valu-Line of
Longview, Inc., entered into a written agreement with MCI Communications Corporation under which, for a fee, MCI would provide access to Valu-Line so that Valu-Line could provide services as a long distance carrier. After execution of the written agreement, service failures by MCI occurred. To address the service failures and MCI relocation of circuits serving Valu-Line, representatives of Valu-Line and MCI agreed upon a reduced fee structure and revised network architecture in order to provide restitution to Valu-Line and to address the service quality issues. The resulting agreement reflecting the reduced fee structure was never set forth in writing. Both before and after WorldPages.com acquired Valu-Line, the payments made under the Valu-Line contract with MCI were in accordance with the modified agreement. In
April-May 1999, after the acquisition of MCI by WorldCom, Inc., MCI
WorldCom, Inc., as the owner of the successor-in-interest to MCI, took the position that ACG owed $2.9 million in delinquent amounts under the original written contract, ignoring the modification to the contract between the parties. MCI WorldCom and WorldPages.com have agreed to settle this matter in arbitration.

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Management intends to actively pursue WorldPages.com's rights and defenses in arbitration. See discussion of subsequent event in Note 15 to the consolidated financial statements.

    In July 1999, Loretta R. Cross, Chapter 7 Trustee for Total National Telecommunications, Inc., filed an Adversary Proceeding against Lou Zant and TRI, in the United States Bankruptcy Court for the Southern District of Texas. The trustee's complaint seeks recovery of $2.6 million from TRI as a fraudulent conveyance under the Bankruptcy Code. The complaint is based on an October 1, 1996 stock purchase agreement in which Total World Telecommunications, Inc., the parent of Total National Telecommunications, agreed to purchase all the stock of NETTouch Communications, Inc., from TRI and Mr. Zant. The trustee's complaint alleges that Total National Telecommunications provided the funds to Total World Telecommunications to complete and close the stock purchase and that Total National Communications never received any consideration for its funds. TRI intends to vigorously defend the action.

    WorldPages.com is party to various legal actions, proceedings and claims arising in the normal course of business. Some of the foregoing involve, or may involve, claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings and claims referred to above could be decided against WorldPages.com. WorldPages.com's management believes that any resulting liability will not materially affect WorldPages.com's financial position, liquidity or results of operations

13.  REPORTABLE SEGMENTS

    WorldPages.com considers its directory operations as its only reportable segment. The directory operations publish and distribute yellow pages directories in various markets in Oklahoma, Texas and California. Prior to November 1999, WorldPages.com had reported its telecommunications operations as another segment. The telecommunications operations provided local, long distance and other telecommunications services to customers in service areas of Southwestern Bell and U S West. The different telecommunications services were aggregated and classified as one reportable segment because they were considered one segment in assessing performance and allocation of resources. The telecommunications segment was sold in November 1999 and has been presented as discontinued operations in the accompanying consolidated financial statements.

    The costs associated with WorldPages.com's corporate overhead including, but not limited to, executive salaries, salaries of shared administrative personnel and the direct costs of company-wide programs, have been allocated to the directory operations segment based on management's estimate of those costs expected to be continuing after the sale of the telecommunications operations. The administrative costs that will not continue after the sale of the telecommunications segment have been allocated to the discontinued telecommunications operations.

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    TOTAL
                                         -----------   -----------   -----------   -----------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
1999
---------------------------------------
Revenues...............................    $ 18,743      $ 14,481      $  9,113      $  7,650    $ 49,987
Operating income (loss)................       3,391        (1,126)         (537)       (1,869)       (141)
Net income (loss) from continuing
  operations...........................       1,031        (1,250)       (2,181)         (967)     (3,367)
Net loss from discontinued
  operations...........................      (7,378)           --            --            --      (7,378)
Net loss on sale of discontinued
  operations...........................     (51,800)           --            --            --     (51,800)
Total net loss.........................     (58,147)       (1,250)       (2,181)         (967)    (62,545)
Net income (loss) per common share from
  continuing operations................        0.05         (0.06)        (0.11)        (0.05)      (0.17)
Net loss per common share from
  discontinued operations..............       (0.37)           --            --            --       (0.37)
Net loss per common share from sale of
  discontinued operations..............       (2.60)           --            --            --       (2.60)
Total net loss per share...............       (2.93)        (0.06)        (0.11)        (0.05)      (3.14)
Common shares used in per share
  calculation..........................      19,859        19,859        19,968        20,134      19,956

                                         1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    TOTAL
                                         -----------   -----------   -----------   -----------   --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
1998
---------------------------------------
Revenues...............................    $  9,183    12$,809....     $  8,255      $  7,843    $ 38,090
Operating income (loss)................        (761)        1,596          (891)       (2,139)     (2,195)
Net income (loss)......................        (816)          501        (1,295)       (2,162)     (3,772)
Net loss from discontinued
  operations...........................        (308)       (1,532)       (2,396)       (3,271)     (7,507)
Total net loss.........................      (1,124)       (1,031)       (3,691)       (5,433)    (11,279)
Net income (loss) per common share from
  continuing operations................       (0.05)         0.03         (0.07)        (0.11)      (0.20)
Net loss per common share from
  discontinued operations..............       (0.03)        (0.09)        (0.12)        (0.17)      (0.41)
Total net loss per share...............       (0.08)        (0.06)        (0.19)        (0.28)      (0.61)
Common shares used in per share
  calculation..........................      15,269        19,616        19,616        19,822      18,594

                        WORLDPAGES.COM AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

15.  SUBSEQUENT EVENTS (UNAUDITED)

    On February 23, 2000, WorldPages.com completed the acquisitions of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. by issuing 19,500,000 shares of common stock. Also in connection with the transactions, WorldPages.com redeemed its $15.0 million 5% notes in exchange for 2,864,000 shares of common stock and refinanced its indebtedness. The new financing consists of $60 million of senior revolving loan with Bank of America, N.A. and $20 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53 million of the financing package has been used to refinance existing indebtedness. The additional $27 million will be used for working capital needs and other general corporate purposes. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% and expires in February 2005. The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages.com's common stock at a conversion price of $15.63 per share, subject to adjustment at the end of every six-month period during the first two years of the term of the convertible debentures. The holders of the convertible debentures also received warrants to purchase 572,350 shares of WorldPages.com's common stock at an exercise price of $18.47 per share. The convertible debentures also provide for options to issue up to an additional
$10 million of convertible debentures under similar terms and conditions.

    Additionally in March 2000, WorldPages.com settled its dispute with MCI WorldCom, Inc. The settlement did not have a material impact on WorldPages.com's results of operations or its financial condition.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                  ADDITIONS
                                                     BALANCE AT   CHARGED TO   DEDUCTIONS   BALANCE AT
                                                     BEGINNING    COSTS AND       FROM        END OF
                                                      OF YEAR      EXPENSES     RESERVES       YEAR
(In thousands)                                       ----------   ----------   ----------   ----------
Allowance for doubtful accounts:
  Year ended December 31, 1999.....................    $4,014       $4,246     $ 4,014(A)     $4,246
  Year ended December 31, 1998.....................    $   --       $4,872     $   858(A)     $4,014
  Year ended December 31, 1997.....................    $   --       $   --     $    --(A)     $   --

------------------------

(A) Accounts charged off less recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K for the fiscal year ended December 31, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WORLDPAGES.COM, INC.

                                By:              /s/ RICHARD O'NEAL
                                     -----------------------------------------
                                                   Richard O'Neal
                                              CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

                                                /s/ MICHAEL A. PRUSS
                                     -----------------------------------------
                                                  Michael A. Pruss
                                      VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                              SECRETARY AND TREASURER
                                     (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                ACCOUNTING OFFICER)

Dated: March 28, 2000

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard O'Neal and Michael A. Pruss, and each of them (with full power to each of them to act alone), his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign this Annual Report on Form 10-K for the year ended
December 31, 1999 and any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ GEORGE ANDERSON
------------------------------  Director                      March 28, 2000
       George Anderson

     /s/ ROD K. CUTSINGER
------------------------------  Director                      March 28, 2000
       Rod K. Cutsinger

       /s/ ROBERT FLYNN
------------------------------  Director                      March 28, 2000
         Robert Flynn

     /s/ WILMOT MATTHEWS
------------------------------  Director                      March 28, 2000
       Wilmot Matthews

      /s/ DAVID MITCHELL
------------------------------  Director                      March 28, 2000
        David Mitchell

      /s/ RICHARD O'NEAL
------------------------------  Director                      March 28, 2000
        Richard O'Neal

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTIONS
---------------------                           ------------

2.1                     Amended and Restated YPtel Agreement dated as of
                        October 26, 1999, by and among Advanced Communications
                        Group, Inc., YPtel Corporation, the shareholders of YPtel
                        Corporation listed on Exhibit "A" to the Amended and
                        Restated YPtel Agreement, The J.L.R. Family Trust, The
                        Paisley Family Trust, Edward Truant, Douglas G. McIntyre,
                        Stephen D. Lister, Jeffrey L. Rosenthal, Cold Trust, Global
                        Investment Trust, Freezer Trust, Storage Trust, Directory
                        Trust, Publisher Trust, and Imperial Capital Limited,
                        incorporated hereby by reference to Exhibit 2(b) of Advanced
                        Communications Group, Inc.'s Current Report on Form 8-K,
                        dated November 19, 1999, and filed with the Securities and
                        Exchange Commission on December 6, 1999.

2.2                     Amended and Restated Acquisition Agreement dated as of
                        October 26, 1999, by and among Advanced Communications
                        Group, Inc., ACG Acquisition VI Corp., Web YP, Inc., Richard
                        O'Neal and Richard L. Reid, incorporated herein by reference to Exhibit 2(c) of Advanced Communications Group, Inc.'s
                        Current Report on Form 8-K, dated November 19, 1999, and
                        filed with the Securities and Exchange Commission on
                        December 6, 1999.

2.3                     Amended and Restated Acquisition Agreement dated as of
                        October 26, 1999, by and among Advanced Communications
                        Group, Inc., ACG Acquisition VII Corp., Big Stuff, Inc.,
                        Richard O'Neal and Richard L. Reid, incorporated herein by reference to Exhibit 2(d) of Advanced Communications Group,
                        Inc.'s Current Report on Form 8-K, dated November 19, 1999, and filed with the Securities and Exchange Commission on
                        December 6, 1999.

2.4                     Stock Purchase Agreement by and among Advanced
                        Communications Group, Inc., Ionex Telecommunications Group,
                        Inc. (formerly known as Compass Telecommunications, Inc.),
                        Feist Long Distance Services, Inc., FirsTel, Inc., Telecom
                        Resources, Inc., and Valu-Line of Longview, Inc., dated
                        July 14, 1999, incorporated herein by reference to
                        Exhibit 2 to Advanced Communications Group, Inc.'s Current
                        Report on Form 8-K dated July 14, 1999 and filed with the
                        Securities and Exchange Commission on July 29, 1999.

2.5                     First Amendment dated November 19, 1999 to the Stock
                        Purchase Agreement by and among Advanced Communications
                        Group, Inc., Ionex Telecommunications, Inc. (formerly known as Compass Telecommunications, Inc.), Feist Long Distance
                        Services, Inc., FirsTel, Inc., Telecom Resources, Inc., and
                        Valu-Line of Longview, Inc., dated July 14, 1998,
                        incorporated herein by reference to Exhibit 2(a) to Advanced
                        Communications Group, Inc.'s Current Report on Form 8-K
                        dated November 19, 1999, and filed with the Securities and
                        Exchange Commission on December 6, 1999.

3(i)                    Restated Certificate of Incorporation, as amended, including
                        Certificate of Designation of Class B Voting Preferred
                        Stock, filed herewith.

3(ii)                   Bylaws as amended, filed herewith.

4(i)(a)                 Form of certificate representing WorldPages.com, Inc. common stock, filed herewith.

4(i)(b)                 Reference is made to Articles IV and V, Sections 6 and 8 of
                        Article VI, Section 2 of Article VII and Section 3 of
                        Article VIII, of the Restated Certificate of Incorporation,
                        as amended, and the Certificate of Designation of the
                        Class B Voting Preferred Stock, all of which are filed as
                        Exhibit 3(i) of this Form 10-K.

4(i)(c)                 Reference is made to Articles II, VI and IX of the Bylaws as amended, filed as Exhibit 3(ii) of this Form 10-K.

       EXHIBIT
       NUMBER                                   DESCRIPTIONS
---------------------                           ------------
4(i)(d)                 Exchange and Voting Trust Agreement dated as of
                        February 21, 2000 among Advanced Communications Group, Inc.,
                        ACG Holding Company, ACG Exchange Company, 1 + USA
                        V Acquisition Corp. and certain holders of YPtel Limited
                        shares as listed on Schedule A thereto and YPtel/ACG Pledge
                        Corporation and Montreal Trust Company of Canada, as
                        Trustee, filed herewith.

4(i)(e)                 Support Agreement dated as of February 21, 2000 among
                        Advanced Communications Group, Inc., ACG Holding Company,
                        ACG Exchange Company, 1 + USA V Acquisition Corp., certain holders of shares of YPtel Limited as set out in Schedule A thereto, and YPtel/ACG Pledge Corporation, filed herewith.

4(ii)(a)                Loan Agreement among Great Western Directories, Inc., and
                        Bank of America National Trust and Savings Association, as
                        Administrative Agent for the Lenders, dated May 14, 1999,
                        incorporated herein by reference to Exhibit 10.49 of
                        Advanced Communications Group, Inc.'s Quarterly Report on
                        Form 10-Q for the period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 16, 1999.

4(ii)(b)                First Amendment to Loan Agreement among Great Western
                        Directories, Inc., and Bank of America, N.A. (f/k/a Bank of
                        America National Trust and Savings Association), as
                        Administrative Agent for the Lenders, dated October 21,
                        1999, incorporated by reference to Exhibit 4(i)(b) to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

4(ii)(c)                Second Amendment to Loan Agreement among Great Western
                        Directories, Inc., and Bank of America, N.A., as a Lender and Administrative Agent, dated November 19, 1999, incorporated by reference to Exhibit 4(i)(c) to WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

4(ii)(d)                Security Agreement among Great Western Directories, Inc.,
                        and Bank of America National Trust and Savings Association,
                        as Administrative Agent for the Lenders, dated May 14,
                        1999, incorporated herein by reference to Exhibit 10.50 of
                        Advanced Communications Group, Inc.'s Quarterly Report on
                        Form 10-Q for the period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 16, 1999.

4(ii)(e)                Guarantee Agreement among Great Western Directories, Inc., and Bank of America National Trust and Savings Association,
                        as Administrative Agent for the Lenders, dated May 14, 1999, incorporated herein by reference to Exhibit 10.51 of
                        Advanced Communications Group, Inc.'s Quarterly Report on
                        Form 10-Q for the period ended June 30, 1999, and filed with the Securities and Exchange Commission on August 16, 1999.

4(ii)(f) First Amendment to Parent Guaranty among Advanced and Bank of America, N.A., as a Lender and as Administrative Agent, dated November 19, 1999, incorporated by reference to
                        Exhibit 4(i)(f) to WorldPages.com's Registration Statement on Form S-1 (333-30102) and filed with the Securities and Exchange Commission on February 11, 2000.

4(ii)(g)                Pledge Agreement among Great Western Directories, Inc., and
                        Bank of America National Trust and Savings Association, as
                        Administrative Agent for the Lenders, dated May 14, 1999,
                        incorporated herein by reference to Exhibit 10.52 of
                        Advanced's Quarterly Report on Form 10-Q for the period
                        ended June 30, 1999 and filed with the Securities and
                        Exchange Commission on August 16, 1999.

       EXHIBIT
       NUMBER                                   DESCRIPTIONS
---------------------                           ------------
4(ii)(h)                First Amendment to Parent Pledge Agreement among Great
                        Western Directories, Inc., and Bank of America National
                        Trust and Savings Association, as Administrative Agent for
                        the Lenders, dated June 30, 1999, incorporated by reference to Exhibit 4(i)(h) to WorldPages.com's Registration
                        Statement on Form S-1 (333-30102) and filed with the
                        Securities and Exchange Commission on February 11, 2000.

10.1*                   Advanced Communications Group, Inc.'s 1997 Stock Awards
                        Plan, incorporated herein by reference to Exhibit 10.1 to
                        Advanced Communications Group, Inc.'s Registration Statement
                        on Form S-1 (333-37671) as filed with the Securities and
                        Exchange Commission on October 10, 1997.

10.2* Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to Exhibit 10.1A to Advanced
                        Communications Group, Inc.'s Registration Statement on
                        Amendment No. 2 to Form S-1 (333-37671) as filed with the
                        Securities and Exchange Commission on January 16, 1998.

10.3*                   Non-Qualified Stock Option Plan for Non-Employee Directors,
                        incorporated herein by reference to Exhibit 10.2 to Advanced
                        Communications Group, Inc.'s Registration Statement on
                        Form S-1 (333-37671) as filed with the Securities and
                        Exchange Commission on October 10, 1997.

10.4*                   Form of Employment Agreement between Great Western
                        Directories, Inc. and Richard O'Neal incorporated herein by reference to Annex V to Exhibit 2.1 of Advanced
                        Communications Group, Inc.'s Registration Statement on
                        Amendment No. 1 to Form S-1 (333-37671) as filed with the
                        Securities and Exchange Commission on December 29, 1997.

10.5*                   Employment Agreement between Advanced Communications Group,
                        Inc. and William H. Zimmer III, incorporated herein by
                        reference to Exhibit 10.17 to Advanced Communications Group,
                        Inc.'s Registration Statement on Amendment No. 1 to
                        Form S-1 (333-37671) as filed with the Securities and
                        Exchange Commission on December 29, 1997.

10.6*                   Termination Agreement between Advanced Communications Group,
                        Inc. and William H. Zimmer III, dated April 27, 1999,
                        incorporated by reference to Exhibit 10.7 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

10.7*                   Employment Agreement between Advanced Communications Group,
                        Inc. and James F. Cragg, incorporated herein by reference to
                        Exhibit 10.18 to Advanced Communications Group, Inc.'s
                        Registration Statement on Amendment No. 1 to Form S-1
                        (333-37671) as filed with the Securities and Exchange
                        Commission on December 29, 1997.

10.8*                   Termination Agreement between Advanced Communications Group,
                        Inc. and James F. Cragg, dated April 27, 1999, incorporated by reference to Exhibit 10.9 to WorldPages.com's
                        Registration Statement on Form S-1 (333-30102) and filed
                        with the Securities and Exchange Commission on February 11,
                        2000.

10.9*                   Employment Agreement between Advanced Communications Group,
                        Inc. and Anthony Capers, dated March 31, 1998, incorporated by reference to Exhibit 10.10 to WorldPages.com's
                        Registration Statement on Form S-1 (333-30102) and filed
                        with the Securities and Exchange Commission on February 11,
                        2000.

10.10*                  Modification of Employment Agreement between Advanced
                        Communications Group, Inc. and Anthony Capers, dated
                        December 6, 1998, incorporated by reference to
                        Exhibit 10.11 to WorldPages.com's Registration Statement on
                        Form S-1 (333-30102) and filed with the Securities and
                        Exchange Commission on February 11, 2000.

       EXHIBIT
       NUMBER                                   DESCRIPTIONS
---------------------                           ------------
10.11*                  Second Modification of Employment Agreement between Advanced
                        Communications Group, Inc. and Anthony G. Capers, dated
                        May 5, 1999, incorporated by reference to Exhibit 10.12 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

10.12*                  Employment Agreement between Advanced Communications Group,
                        Inc. and Michael A. Pruss, dated November 19, 1999,
                        incorporated by reference to Exhibit 10.13 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

10.13*                  Form of Indemnification Agreement entered into between
                        Advanced Communications Group, Inc. and certain of its
                        executive officers and directors, incorporated herein by
                        reference to Exhibit 10.7 to Advanced Communications Group,
                        Inc.'s Registration Statement on Amendment No. 1 to
                        Form S-1 (333-37671) as filed with the Securities and
                        Exchange Commission on December 29, 1997.

10.14                   Form of Series A Warrant issued to shareholders of Great
                        Western Directories, Inc., incorporated herein by reference to Exhibit 10.9 to Advanced Communications Group, Inc.'s
                        Registration Statement on Form S-1 (333-37671) as filed with the Securities and Exchange Commission on October 10, 1997.

10.15                   Form of Series B Warrant issued to shareholders of Great
                        Western Directories, Inc., incorporated herein by reference to Exhibit 10.10 to Advanced Communications Group, Inc.'s
                        Registration Statement on Form S-1 (333-37671) as filed with the Securities and Exchange Commission on October 10, 1997.

10.16                   Form of Series C Warrant issued to shareholders of Great
                        Western Directories, Inc., incorporated herein by reference to Exhibit 10.11 to Advanced Communications Group, Inc.'s
                        Registration Statement on Form S-1 (333-37671) as filed with the Securities and Exchange Commission on October 10, 1997.

10.17                   Form of Series D Warrant issued to shareholders of Great
                        Western Directories, Inc. incorporated herein by reference to Annex IV to Exhibit 2.1 to Advanced Communications Group,
                        Inc.'s Registration Statement on Form S-1 (333-37671) as
                        filed with the Securities and Exchange Commission on
                        October 10, 1997.

10.18 Form of Series E Warrant issued to certain shareholders of Tele-Systems, Inc., incorporated herein by reference to
                        Exhibit 10.19 to Advanced Communications Group, Inc.'s
                        Registration Statement on Amendment No. 1 to Form S-1
                        (333-37671) as filed with the Securities and Exchange
                        Commission on December 29, 1997.

10.19 Form of Series F Warrant issued to certain shareholders of Tele-Systems, Inc., incorporated herein by reference to
                        Exhibit 10.20 to Advanced Communications Group, Inc.'s
                        Registration Statement on Amendment No. 1 to Form S-1
                        (333-37671) as filed with the Securities and Exchange
                        Commission on December 29, 1997.

10.20 Form of Series G Warrant issued to certain shareholders of Tele-Systems, Inc. incorporated herein by reference to Annex IV to Exhibit 2.4 to Advanced Communications Group,
                        Inc.'s Registration Statement on Amendment No. 1 to
                        Form S-1 (333-37671) as filed with the Securities and Exchange Commission on December 29, 1997.

10.21                   Form of Series H Warrant issued to Daniel W. and Cheryl A.
                        Peters, incorporated herein by reference to Annex IV to
                        Exhibit 2.9 to Advanced Communications Group, Inc.'s
                        Registration Statement on Amendment No. 1 to Form S-1
                        (333-37671) as filed with the Securities and Exchange
                        Commission on December 29, 1997.

       EXHIBIT
       NUMBER                                   DESCRIPTIONS
---------------------                           ------------
10.22                   Form of Series I Warrant issued to Daniel W. and Cheryl A.
                        Peters, incorporated herein by reference to Annex V to
                        Exhibit 2.9 to Advanced Communications Group, Inc.'s
                        Registration Statement on Amendment No. 1 to Form S-1
                        (333-37671) as filed with the Securities and Exchange
                        Commission on December 29, 1997.

10.23                   Form of Series K Warrant issued to certain consultants,
                        incorporated herein by reference to Exhibit 10.25 to
                        Advanced Communications Group, Inc.'s Registration Statement
                        on Amendment No. 1 to Form S-1 (333-37671) as filed with the
                        Securities and Exchange Commission on December 29, 1997.

10.24                   Form of Series L Warrant issued to G. Edward Powell and Brad
                        K. Cutsinger, incorporated herein by reference to Exhibit
                        10.26 to Advanced Communications Group, Inc.'s Registration
                        Statement on Amendment No. 1 to Form S-1 (333-37671) as
                        filed with the Securities and Exchange Commission on
                        December 29, 1997.

10.25                   Form of Series M Warrant issued to William McCaughey,
                        incorporated herein by reference to Exhibit 10.47 to
                        Advanced Communications Group, Inc.'s Registration Statement
                        on Amendment No. 3 to Form S-1 (333-37671) as filed with the
                        Securities and Exchange Commission on February 12, 1998.

10.26                   Series N Warrant issued to Robert F. Benton, filed herewith.

10.27*                  Series N Warrant issued to Rod K. Cutsinger, filed herewith.

10.28*                  Series N Warrant issued to Marvin C. Moses, filed herewith.

10.29 Form of Series P Warrant issued to Wilmot Matthews, filed herewith.

10.30 Form of Series P Warrant issued to Nicholas J. Ross, filed herewith.

10.31 Form of Series P Warrant issued to George Anderson, filed herewith.

10.32 Form of Series P Warrant issued to Maxwell Gotlieb, filed herewith.

10.33 Form of Series P Warrant issued to Robert Flynn, filed herewith.

10.34                   Warrant issued to Joseph C. Cook, incorporated herein by
                        reference to Exhibit 10.24 to Advanced Communications Group,
                        Inc.'s Registration Statement on Amendment No. 1 to
                        Form S-1 (333-37671) as filed with the Securities and
                        Exchange Commission on December 29, 1997.

10.35                   Form of 5% Subordinated Note issued to shareholders of Great
                        Western Directories, Inc., incorporated herein by reference to Annex III to Exhibit 2.1 to Advanced Communications
                        Group, Inc.'s Registration Statement on Form S-1 (333-37671)
                        as filed with the Securities and Exchange Commission on
                        October 10, 1997.

10.36                   Note Redemption Agreement dated June 3, 1999, by and between
                        Advanced Communications Group, Inc. and Larry Baldwin,
                        incorporated by reference to Exhibit 10.39 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

10.37                   Note Redemption Agreement dated June 3, 1999, by and between
                        Advanced Communications Group, Inc. and Ron Baldwin,
                        incorporated by reference to Exhibit 10.40 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

10.38                   Note Redemption Agreement dated June 3, 1999, by and between
                        Advanced Communications Group, Inc. and Ronnie Emmanuel,
                        incorporated by reference to Exhibit 10.41 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

       EXHIBIT
       NUMBER                                   DESCRIPTIONS
---------------------                           ------------
10.39                   Note Redemption Agreement dated June 3, 1999, by and between
                        Advanced Communications Group, Inc. and Richard O'Neal,
                        incorporated by reference to Exhibit 10.42 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

10.40                   Note Redemption Agreement dated June 3, 1999, by and between
                        Advanced Communications Group, Inc. and Steve Sparks,
                        incorporated by reference to Exhibit 10.43 to
                        WorldPages.com's Registration Statement on Form S-1
                        (333-30102) and filed with the Securities and Exchange
                        Commission on February 11, 2000.

10.41 Form of 10% Convertible Subordinated Note issued to shareholders of FirsTel, Inc., incorporated herein by reference to Annex III to Exhibit 2.4 to Advanced
                        Communications Group, Inc.'s Registration Statement on
                        Form S-1 (333-37671) as filed with the Securities and Exchange Commission on October 10, 1997.

10.42                   Sales Agreement Terms and Conditions dated July 16, 1997,
                        between Big Stuff, Inc. and Great Western Directories, Inc., incorporated herein by reference to Exhibit 10.16 to
                        Advanced Communications Group, Inc.'s Registration Statement
                        on Amendment No. 1 to Form S-1 (333-37671) as filed with the
                        Securities and Exchange Commission on December 29, 1997.

10.43                   Supplemental Letter dated December 22, 1997, from Big Stuff,
                        Inc. to Great Western Directories, Inc. regarding exclusive marketing rights to WorldPages in certain areas,
                        incorporated herein by reference to Exhibit 10.16A to
                        Advanced Communications Group, Inc.'s Registration Statement
                        on Amendment No. 1 to Form S-1 (333-37671) as filed with the
                        Securities and Exchange Commission on December 29, 1997.

10.44                   Form of Stock Option and Put Agreement issued to Mark Beall, incorporated herein by reference to Exhibit 10.48 to
                        Advanced Communications Group, Inc.'s Registration Statement
                        on Amendment No. 3 to Form S-1 (333-37671) as filed with the
                        Securities and Exchange Commission on February 12, 1998.

10.45                   Consulting Agreement made and entered into as of July 14,
                        1999, by and between Advanced Communications Group, Inc. and
                        IONEX Telecommunications, Inc., f/k/a Compass
                        Telecommunications, Inc., incorporated by reference to
                        Exhibit 10.53 to WorldPages.com's Registration Statement on
                        Form S-1 (333-30102) and filed with the Securities and
                        Exchange Commission on February 11, 2000.

10.46                   Directory Sales Agreement made and entered into as of
                        November 19, 1999, by and between Advanced Communications
                        Group, Inc. and IONEX Telecommunications, Inc., f/k/a
                        Compass Telecommunications, Inc., incorporated by reference to Exhibit 10.54 to WorldPages.com's Registration Statement
                        on Form S-1 (333-30102) and filed with the Securities and
                        Exchange Commission on February 11, 2000.

10.47                   Transitional Services Agreement made and entered into as of
                        November 19, 1999, by and between Advanced Communications
                        Group, Inc. and IONEX Telecommunications, Inc., f/k/a
                        Compass Telecommunications, Inc., incorporated by reference to Exhibit 10.55 to WorldPages.com's Registration Statement
                        on Form S-1 (333-30102) and filed with the Securities and
                        Exchange Commission on February 11, 2000.

10.48                   Advertising Agreement made and entered into as of
                        November 19, 1999, by and between Advanced Communications
                        Group, Inc. and IONEX Telecommunications, Inc., f/k/a
                        Compass Telecommunications, Inc., incorporated by reference to Exhibit 10.56 to WorldPages.com's Registration Statement
                        on Form S-1 (333-30102) and filed with the Securities and
                        Exchange Commission on February 11, 2000.

       EXHIBIT
       NUMBER                                   DESCRIPTIONS
---------------------                           ------------
11.                     Computation of Earnings Per Share, filed herewith.

21. List of subsidiaries of WorldPages.com, Inc., filed herewith.

23.1                    Consent of KPMG LLP, filed herewith.

24.                     Powers of Attorney contained on the signature page.

27.                     Financial Data Schedule filed with the Securities and
                        Exchange Commission in EDGAR version only.

------------------------

*   Compensatory plan or management arrangement.