Form 10-Q
period 2000-03-31
WORLDPAGES COM INC
filed 2000-05-15
CIK 1047643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-13875

                              WORLDPAGES.COM, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     76-0549396
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                   Identification Number)

   390 S. WOODS MILL RD, SUITE 260
        ST. LOUIS, MISSOURI                                63017
(Address of principal executive offices)                 (Zip Code)

                                 (314) 205-8668
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days. YES   X   NO
                                       ----      ----

As of May 12, 2000, the registrant had 46,214,336 voting shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


(In thousands, except per share amounts)                    Three Months Ended
                                                                 March 31,
                                                     ----------------------------------
                                                         2000              1999
                                                     --------------    --------------
REVENUES                                             $      22,793     $      18,743
OPERATING COSTS:
   Printing, distribution and listings                       5,192             4,402
   Sales and marketing                                       4,898             3,437
   General and administrative                                8,132             6,424
   Depreciation and amortization                             2,038             1,089
                                                     --------------    --------------
Income (loss) from continuing operations                     2,533             3,391
OTHER INCOME (EXPENSE):
   Interest expense                                           (891)           (1,089)
   Other                                                        13                 7
                                                     --------------    --------------
Income (loss) from continuing operations
      before income taxes and extraordinary item             1,655             2,309
Income tax expense (benefit)                                 1,042             1,278
                                                     --------------    --------------
Net income (loss) from continuing
      operations before extraordinary item                     613             1,031
Extraordinary item-loss on early retirement
      of debt, net of income tax benefit of $1,404          (2,291)              ---
Loss from discontinued operations net
      of income tax benefit of  $4,111                         ---            (6,189)
Loss on sale of discontinued operations, net
      of income tax benefit of $4,363                          ---           (51,800)
                                                     --------------    --------------
Net income (loss)                                    $      (1,678)    $     (56,958)
                                                     ==============    ==============
Basic and diluted earnings (loss) per share:
      Continuing operations                          $         .02     $         .05
      Early retirement of debt                                (.08)              ---
      Discontinued operations                                  ---              (.31)
      Sale of discontinued operations                          ---             (2.61)
                                                     --------------    --------------
      Net loss per share                             $        (.06)    $       (2.87)
                                                     ==============    ==============
Average shares outstanding                                  30,073            19,859
                                                     ==============    ==============

See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


(In thousands, except share data)                                         (Unaudited)
                                                                            March 31,           Dec. 31,
                                                                               2000               1999
                                                                           -------------      -------------
ASSETS
Current assets:
    Cash and cash equivalents                                              $        751       $      1,315
    Accounts receivable, net                                                     36,555             14,223
    Deferred costs                                                               14,493              4,482
    Prepaid expenses and other current assets                                     2,622                174
                                                                           -------------      -------------
              Total current assets                                               54,421             20,194
                                                                           -------------      -------------

Property, plant and equipment, net                                                2,809              1,377
Intangible assets, net                                                          251,000             75,413
Deferred taxes                                                                    8,221              6,504
Other assets                                                                        ---              5,571
                                                                           -------------      -------------
           Total other assets                                                   262,030             88,865
                                                                           -------------      -------------

           Total assets                                                    $    316,451       $    109,059
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                               $     19,319       $      9,447
    Short-term debt and current maturities of long-term debt                      2,049             24,000
    Other current liabilities                                                     5,230              3,940
                                                                           -------------      -------------
           Total current liabilities                                             26,598             37,387
Long-term obligations:
    Long-term debt                                                               56,222                ---
    Deferred tax liabilities                                                        877                ---
                                                                           -------------      -------------
           Total liabilities                                                     83,697             37,387
                                                                           -------------      -------------
Commitments and contingencies
Stockholders' equity:

    Preferred stock, Series B                                                       ---                ---
    Common stock, $.0001 par value:  180,000,000 shares
               authorized; 44,126,003 and 20,426,753 outstanding
                                                                                      4                  2
    Additional paid-in capital                                                  312,196            149,438
    Retained earnings (accumulated deficit)                                     (79,446)           (77,768)
                                                                           -------------      -------------
           Total stockholders' equity                                           232,754             71,672
                                                                           -------------      -------------

    Total liabilities and stockholders' equity                             $    316,451       $    109,059
                                                                           =============      =============


See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                 Three Months Ended March 31,
                                                                                --------------------------------
(In thousands)                                                                     2000                1999
                                                                                ------------        ------------
Cash flows from operating activities:
    Net income (loss)                                                           $    (1,678)        $   (56,958)
                                                                                ------------        ------------
    Adjustments to reconcile net loss to net cash:
         Loss on early retirement of debt, net                                        2,291                 ---
         Loss on sale of discontinued operations, net                                   ---              51,800
         Loss from discontinued operations, net                                         ---               6,189
         Depreciation and amortization                                                2,038               1,089
         Provision for deferred taxes                                                 1,313                (283)
         Changes in operating assets and liabilities:
             Decrease (increase) in:
                 Accounts receivable, net                                            (5,793)             (5,061)
                 Deferred costs                                                         374                (719)
                 Prepaid expenses and other current assets                           (1,798)                (60)
                 Other assets                                                        (3,782)                402
             Increase (decrease) in:
                 Accounts payable and accrued liabilities                             4,689               2,272
                 Other current liabilities                                           (5,263)               (852)
                                                                                ------------        ------------
             Cash used in continuing operating activities                            (7,609)             (2,181)
             Cash used in discontinued operations                                       ---              (9,282)
                                                                                ------------        ------------
             Cash used in operations                                                 (7,609)            (11,463)
                                                                                ------------        ------------
Cash flows from investing activities:
     Cash from businesses acquired                                                      238                 ---
     Additions to property, plant and equipment, net                                   (100)             (3,429)
                                                                                ------------        ------------
             Cash provided by (used in) investing activities                            138              (3,429)
                                                                                ------------        ------------
Cash flows from financing activities:
     Borrowings of long-term debt                                                    56,271               4,000
     Repayment of long-term debt                                                    (50,593)               (118)
     Proceeds from stock option exercises                                             1,229                 ---
                                                                                ------------        ------------
             Cash provided by financing activities                                    6,907               3,882
                                                                                ------------        ------------
Net decrease in cash and cash equivalents                                              (564)            (11,010)
Cash and cash equivalents-beginning of period                                         1,315              13,734
                                                                                ------------        ------------
Cash and cash equivalents-end of period                                         $       751         $     2,724
                                                                                ============        ============


See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

1.   INTERIM RESULTS

         The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and the Company's filing on Form 8-K related to the acquisition of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. filed with the Securities and Exchange Commission.

2.   BASIS OF PRESENTATION

         WorldPages.com, Inc. ("WorldPages" or the "Company"), a Delaware corporation, is an independent yellow pages directory publisher in selected markets in Arizona, California, Oklahoma, Oregon, Texas, Utah and Washington. WorldPages was formerly incorporated under the name Advanced Communications Group, Inc. In February 2000, the Company changed its name to WorldPages.com, Inc. All references to WorldPages or the Company include its operations prior to the name change.

         In April 1999, the Company announced certain strategic acquisitions and its intent to divest its competitive local exchange carrier operations. The telecommunications operating subsidiaries were sold in November 1999. Therefore, the telecommunications operations are presented herein as discontinued operations.

         The financial statements included herein from continuing operations relate only to the operations of the parent company and Great Western Directories, the Company's yellow pages advertising subsidiary prior to February 22, 2000, and include the results of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. (the "Acquisitions" or the "Acquired Companies") only for the period after the date of their respective acquisition (See Note 4). All inter-company accounts have been eliminated in consolidation.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 10 years and 10 to 40 years, respectively. For the three months ended March 31, 2000 and 1999, amortization expense relating to intangible assets was $1,910,000 and $1,055,000, respectively.

         REVENUE RECOGNITION -- Directory revenues are derived from the sale of advertising space in telephone directories and are recognized on the date that the directory is published and substantially delivered. If the estimate of total directory costs exceeds advertising revenues for a specific region's telephone directory, a provision is made for the entire amount of such estimated loss. Directory costs are deferred until the date that the directory is published and substantially delivered. Directory costs include all direct costs related to the publishing of a region's telephone directory, such as publishing and distribution expenses and commissions on sales, and other sales expenses. General and administrative costs are charged to expense as incurred.

         Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is typically provided to advertisers at no cost; therefore, minimal advertising revenues are generally derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the periods ended March 31, 2000 and 1999.

         Internet revenues are derived from Web site advertising, Internet infrastructure services and licensing fees. Advertising revenues are derived from contracts for advertising or sponsorships for a fixed fee or fees from contracts based on the number of impressions displayed or clicks through provided. Advertising revenues are recognized as services are rendered. Licensing revenues are derived from WorldPages licensing its content, including to its directory, to customers for use on their Web sites. Guaranteed minimum payments are recognized ratably over the term of the agreements. Revenue earned above the guaranteed minimum payments is recognized ratably over the remaining term of the agreement.

         The Company's Internet infrastructure services include Web site design, production, hosting and other Internet services. Revenues from the design and production of web sites are recognized when the construction of the customer's web site is complete. Revenues from Web site hosting are recognized over the hosting period.

         WorldPages routinely trades or barters advertising space on its web site or its print products in exchange for Internet or traditional media advertising. The Company recognizes revenues and expenses from trade or barter transactions at the estimated fair market value of the goods or services received. Additionally, the Company partners with other companies to represent WorldPages to sell WorldPages' Internet infrastructure services under revenue sharing agreements. Under such programs, the Company records only its portion of the total revenues generated by its partners according to the terms of the agreement and in accordance with its other revenue recognition policies.

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

4. ACQUISITIONS

         On February 23, 2000, WorldPages.com acquired all of the outstanding stock of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. for 20,606,363 newly issued shares of common stock. YPtel Corporation is the parent of Pacific Coast Publishing, Ltd., a leading yellow pages publisher located in Tacoma, Washington. Web YP maintains and operates the Web site www.worldpages.com, an Internet directory. Big Stuff provides graphics and production services to independent yellow pages publishers. By combining the yellow pages customers of YPtel

Corporation and Great Western with Web YP and Big Stuff, WorldPages is vertically integrated with both Internet and print directories in 41 markets in 7 states. The acquisitions are accounted for using the purchase method of accounting. The aggregate purchase price of $151.2 million has been preliminarily allocated to the estimated fair value of assets and liabilities acquired, and the excess of $137.2 million has been allocated to goodwill.

         In connection with the Acquisitions, Richard O'Neal, WorldPages' chairman and chief executive officer, and the other 5% note holders, converted their $15.8 million of notes and accrued interest owed by WorldPages into 2,863,637 shares of WorldPages' common stock in exchange for the indebtedness. The conversion resulted in a loss of $2.3 million, net of a $1.4 million income tax benefit, and has been treated as an extraordinary loss on the early retirement of debt in the accompanying financial statements.

         In April 2000, WorldPages acquired all of the outstanding common stock of Interactive Media Services, Inc., including its operating subsidiary Choicecontent.com, for 2,083,333 newly issued shares of WorldPages common stock and $5.0 million in cash. Interactive Media is a multimedia content provider located in Wichita, Kansas.

         The following pro forma information presents the results of operations as if the Acquisitions had occurred as of January 1, 1999. This pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations.


      (In thousands, except per share data)                           Three Months Ended               Year Ended
                                                                        March 31, 2000               Dec. 31, 1999
                                                                  ---------------------------    -----------------------
      Total revenues from continuing operations                                     $ 37,827                  $ 88,966
      Net income (loss) from continuing operations                                  $     72                  $(14,498)
      Income (loss) per share from continuing operations                            $    .00                  $   (.34)

5. Long-term Debt

         In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53.0 million of the financing package has been used to refinance existing indebtedness. The additional $27 million will be used for working capital needs and other general corporate purposes. At March 31, 2000, the Company had $23.8 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (9.1% at March 31, 2000). The facility expires in February 2000 and requires committment fees of .5% on the unused portion of the facility.

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

         Also in connection with the Acquisitions, WorldPages converted its $15.8 million of 5% notes payable and accrued interest into 2,863,637 shares of common stock. This early retirement of debt resulted in a loss of $2.3 million, net of a $1.4 million income tax benefit, that has been treated as an extraordinary item in the accompanying financial statements.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts (including statements as to the Company's plans, beliefs or expectations) are forward-looking statements within the meaning of the federal securities laws that involve certain risks and uncertainties. Management wishes to caution the reader that these forward-looking statements such as the Company's expectations that it will be able to meet its short-term working capital and capital requirements from cash provided by operations and its existing credit facilities, are plans and predictions regarding future events and circumstances. Actual events or results may differ materially as a result of risks facing the Company.

RESULTS OF OPERATIONS

GENERAL

         Prior to February 2000, the Company's only continuing operations were those of its yellow pages advertising subsidiary, Great Western Directories. Consequently, the financial statements included herein relate to the parent company and Great Western prior to February 23, 2000, but include the results of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. only for the period after February 23, 2000. Certain pro forma operating information is presented for comparative purposes as if the Acquisitions had occurred on January 1, 1999. The pro forma operating information does not purport to represent the Company's results of operations that would have actually occurred if the Acquisitions had in fact occurred on that date. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma consolidated results of operations reflect the historical results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements.

The following table sets forth, for the periods presented, certain actual and pro forma information relating to the operations of the Company and expressed as a percentage of revenues:


                                                             (Unaudited)
(In thousands, except per share amounts)                             Three Months Ended March 31,
                                                     --------------------------------------------------------------
                                                             Pro Forma (1)                    Actual (2)
                                                     ------------------------------  ------------------------------
                                                         2000             1999           2000            1999
                                                     -------------    -------------  -------------  ---------------
REVENUES                                             $     37,827     $     32,090   $     22,793   $      18,743
OPERATING COSTS:
   Printing, distribution and listings                      8,148            7,165          5,192           4,402
   Sales and marketing                                      8,825            6,533          4,898           3,437
   General and administrative                              13,307           11,173          8,132           6,424
   Depreciation and amortization                            3,789            3,563          2,038           1,089
                                                     -------------    -------------  -------------  --------------
Income (loss) from continuing operations                    3,758            3,656          2,533           3,391
OTHER INCOME (EXPENSE):
   Interest expense                                        (1,694)          (2,090)          (891)         (1,089)
   Other                                                       45             (372)            13               7
                                                     -------------    -------------  -------------  --------------
Income (loss) from continuing operations
   before income taxes                                      2,109            1,194          1,655           2,309
Income tax expense (benefit)                                2,037            1,678          1,042           1,278
                                                     -------------    -------------  -------------  --------------
Net income (loss) from continuing
    operations                                                 72             (484)           613           1,031
Loss on early retirement of debt, net of
      income tax benefit of  $1,404                        (2,291)             ---         (2,291)            ---
Loss from discontinued operations net
      of income tax benefit of  $4,111                        ---           (6,189)           ---          (6,189)
Loss on sale of discontinued operations, net
      of income tax benefit of $4,363                         ---          (51,800)           ---         (51,800)
                                                     -------------    -------------  -------------  --------------
Net income (loss)                                    $     (2,219)    $    (58,473)  $     (1,678)  $     (56,958)
                                                     =============    =============  =============  ==============



Basic and diluted earnings (loss) per share:
      Continuing operations                          $        .00     $       (.01)  $        .02   $         .05
      Early retirement of debt                               (.05)             ---           (.08)            ---
      Discontinued operations                                 ---             (.14)           ---            (.31)
      Sale of discontinued operations                         ---            (1.19)           ---           (2.61)
                                                     -------------    -------------  -------------  --------------
      Net loss per share                             $       (.05)    $      (1.34)  $       (.06)  $       (2.87)
                                                     =============    =============  =============  ==============
Average shares outstanding                                 43,743           43,743         30,073          19,859
                                                     =============    =============  =============  ==============


                                                          Pro forma Three Months Ended
                                                                    March 31,
                                                       --------------------------------
                                                              2000             1999
                                                       ---------------  ---------------
   Revenues                                                    100.0%          100.0%
   Cost of services:
         Printing, distribution and publishing                  21.5            22.3
         Sales and marketing                                    23.3            20.4
         General and administrative                             35.2            34.8
         Depreciation and amortization                          10.0            11.1
                                                        -------------   -------------
   Income (loss) from continuing operations                      9.9%           11.4%
                                                        =============   =============


(1) The pro forma results were prepared giving effect to the acquisitions of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. as if they had occurred on January 1, 2000.

(2) The Company completed the acquisitions of YPtel Corporation, WebYP, Inc. and Big Stuff, Inc. on February 23, 2000. Actual results for 2000 include the operations of the parent company and its yellow pages subsidiary, Great Western Directories, for the entire three-month period and the results of these acquired companies only for the period after February 23, 2000.

PRO FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

         Pro forma total revenues were $37.8 million in the first quarter of 2000 compared to $32.1 million total pro forma revenues in the first quarter of 1999, an increase of 17.9%. The Company's print yellow pages operations account for $36.4 million, or 96.2%, of total pro forma revenues in the three months ended March 31, 2000, compared to $31.0 million, or 96.6%, of total pro forma revenues in the comparable period of 1999. The Company's Internet operations account for the remaining revenues in both 2000 and 1999. The increase in revenues from the print operation is due primarily to the distribution of the Spokane, Washington directory in the first quarter of 2000 instead of the fourth quarter of 1999. Excluding the Spokane directory, the Company distributed directories in the same nine markets in both the first quarter of 2000 and 1999. Pro forma revenues from these same directories increased 6.6% in 2000. This increase is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. The Company's pro forma Internet revenues increased 31.8% to $1.4 million in the first quarter of 2000 from pro forma $1.1 million in the 1999 first quarter. The Company expects revenues from its Internet operations to be a larger proportion of total revenues in the future.

         Pro forma printing, distribution and listings costs increased $.9 million, or 13.7%, to $8.1 million in the first quarter of 2000 from pro forma $7.2 million in the 1999 first quarter. Excluding the Spokane directory, printing, distribution, and listing costs increased $.3 million. The increase in costs is due to slightly higher printing costs. As a percentage of sales, printing, distribution and listing costs decreased to 21.5% of sales in 2000 from 22.3% in 1999, reflecting operating efficiencies realized from higher sales volume.

         Pro forma sales and marketing costs increased to $8.8 million from pro forma $6.5 million in the comparable period of 1999. As a percent of sales, pro forma sales and marketing increased to 23.3% of sales in 2000 from 20.4% in 1999. Approximately $.8 million of the increase is due to the Spokane directory. The remainder of the increase is due to higher sales and marketing costs associated with the Company's Internet operations and other new marketing programs in 2000.

         Pro forma general and administrative expenses increased $2.1 million, or 19.1%, to $13.3 million for the three months ended March 31, 2000, from pro forma $11.2 million in 1999. As a percentage of revenues, pro forma general and administrative expenses were 35.2% of sales in the first quarter of 2000, and 34.8% in the same period of 1999. The increase is due to higher administrative costs associated with the Company's expansion into new markets and higher corporate costs.

         Pro forma depreciation and amortization was approximately $3.8 million in the first quarter of 2000 and $3.6 million pro forma in the first quarter of 1999. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from acquisitions.

         Pro forma interest expense for the first quarter was approximately $1.7 million in the first quarter of 2000, a decrease of $.4 million from pro forma interest expense of $2.1 million in the first quarter of 1999. The decrease is due to lower debt from borrowings under the Company's revolving credit facility as a result of the proceeds received from the sale of the Company's telecommunications segment.

         Pro forma income tax expense of $2.0 million was recognized in the first quarter of 2000 compared to pro forma income tax expense of $1.7 million in 1999. The increase is due to higher pro forma taxable income in the 2000 first quarter than in the 1999 first quarter. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

         Pro forma net income from continuing operations was $0.1 million, or $.00 per share, in the three months ended March 31, 2000, compared to a pro forma net loss from continuing operations of $0.5 million, or $.01 per share, in the 1999 first quarter.

         Pro forma earnings from continuing operations before interest, taxes, depreciation, amortization, and stock-based compensation expense (EBITDA) increased 4.5% to $7.5 million for the three months ended March 31, 2000, from pro forma EBITDA of $7.2 million in the first quarter of 1999. The increase in pro forma EBITDA is due to the aforementioned increase in revenues offset partially by higher sales and marketing in the Company's Internet operations. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

ACTUAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

         Actual revenues for the first quarter of 2000 increased to $22.8 million from $18.7 million in the first quarter of 1999, an increase of 21.6%. The increase is due to the Acquisitions on February 23, 2000.

         Net income form continuing operations for the three months ended March 31, 2000 was $613,000, or $.02 per share, compared to $1.0 million, or $.05 per share, in the first three months of 1999. The decrease is due to higher Internet losses and increased goodwill amortization, both as a result of the Acquisitions.

         Net loss for the first quarter of 2000 decreased to $1.7 million or $.06 per share compared to $57.0 million, or $2.87 per share, in the first quarter of 1999. The 2000 first quarter includes a $2.3 million, or $.08 per share, extraordinary loss on the early retirement of debt, net of a $1.4 million income tax benefit. The 1999 net loss includes losses of $58.0 million, or $2.92 per share, related to the Company's discontinued telecommunications operations.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 2000 was $27.8 million and its ratio of current assets to current liabilities was 2.0:1.

         In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53.0 million of the financing package has been used to refinance existing indebtedness. The additional $27 million will be used for working capital needs and other general corporate purposes. At March 31, 2000, the Company had $23.8 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (9.1% at March 31, 2000). The facility expires in February 2000 and requires committment fees of .5% on the unused portion of the facility.

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

         Also in connection with the Acquisitions, WorldPages converted its $15.8 million of 5% notes payable and accrued interest into 2,863,637 shares of common stock. This early retirement of debt resulted in a loss of $2.3 million, net of a $1.4 million income tax benefit, that has been treated as an extraordinary item for financial reporting purposes.

         WorldPages' management believes that its cash flows from its print yellow pages operations and the remaining cash available under its revolving line of credit, as amended, will be sufficient to fund its current operations.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

         WorldPages is exposed to minimal market risks based on its current holdings and use of financial instruments. WorldPages does not hold or issue any financial instruments for trading, hedging or speculative purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

         WorldPages is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding WorldPages' business. WorldPages is exposed to interest rate risk on amounts borrowed against its credit facility as of March 31, 2000. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates WorldPages is currently paying on its borrowings. There is no cap on the interest rate payable on WorldPages' revolving credit facility. If the interest rates on WorldPages' revolving credit facility were to increase by 10% over March 2000 levels, WorldPages' annual interest expense would increase by approximately $.3 million.

         WorldPages' business and operations are also exposed to market risks resulting from changes in commodity prices for paper, WorldPages' principal raw material. Certain commodity grades of paper, including the grade WorldPages uses for its yellow pages directories, may be volatile. A 10% increase in the cost of directory grade paper used by WorldPages over March 31, 2000 levels, would result in an increase in WorldPages' annual operating costs of approximately $1.0 million.


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


Item 2.

         On February 23, 2000, and in connection with the refinancing of the Company's indebtedness, the Company issued an aggregate of $20 million original principal amount of 5% convertible debentures (the "Debentures"). The Company also issued warrants (the "Warrants") to purchase up to 572,350 shares of Company common stock, par value $.0001 per share (the "Common Stock"). The Company sold the Debentures and Warrants to Halifax Fund, LP, Elliott Associates, L.P., and Westgate International, L.P. (the "Investors") pursuant to a convertible debenture purchase agreement (the "Convertible Debenture Purchase Agreement").

         The Company issued the Debentures and Warrants to provide proceeds for working capital purposes and the repayment of senior indebtedness.

         The Company must repay the holders of the Debentures the principal amount outstanding under each Debenture on February 23, 2006. While outstanding, each holder is to receive interest payments in the amount of 5% per annum on the principal amount of their Debenture. Upon the occurrence of any event of default, interest will begin to accrue at an increased rate of the lower of:

-    the per annum prime interest rate charged by Citibank, plus 6%, or

-    the highest interest rate permitted by law.

The interest payments compound semi-annually and are payable in arrears on the first day of January and July of each year. Interest payments begin on July 1, 2000.

         In lieu of distributing cash to a debenture holder on an interest payment date, the Company may elect, subject to certain conditions, to add the amount of the interest payment to the outstanding principal amount of the holder's Debenture. The Investors may then elect to either receive future interest payments in cash or to have the payment added to the outstanding principal amount of their Debenture.

         The Debentures are convertible, in whole or in part, into shares of Company common stock at any time. The number of shares to be received by the holder upon conversion is determined by the following formula:

                                  P + I +D
                                 ----------------
                                 conversion price

- P=outstanding principal amount of debenture submitted for conversion. As this number increases, the number of shares issued upon conversion will increase.

- I=accrued but unpaid interest on redeemed principal amount, if any. As this number increases, the number of shares issued upon conversion will increase.

- D=Default payments on redeemed principal amount, if any. As this number increases, the number of shares issued upon conversion will increase.

         The initial conversion price is $15.6269, subject to adjustments as described below. As this number increases, the number of shares issued upon conversion will decrease.

         The following table shows the number of shares of common stock issuable if the holders converted all of the outstanding debentures as of March 31, 2000, based on the initial conversion price of $15.6269 (the "Initial Closing Price").


                                           OUTSTANDING         NUMBER OF SHARES OF
HOLDER                                   PRINCIPAL AMOUNT          COMMON STOCK
------                                   ----------------          ------------
Halifax Fund, LP                            $15,000,000               959,883



Elliott Associates, L.P.                    $2,500,000                159,981
Westgate International, L.P.                $2,500,000                159,981


         The Debenture provides that on August 23, 2000, February 23, 2001, August 23, 2001 and February 23, 2002, but only if the average "Market Price" (as that term is defined in the Debenture) of Common Stock on the ten trading days following the above dates is lower than the conversion price then in effect, the conversion price will reset to the average Market Price.

         In the event that (a) the subordination agreement between the Investors and the Company's Senior Lender prevents the holders from exercising any conversion rights or receiving any cash payments or (b) the Company fails to repurchase the Debentures as required or fail to make any cash payments due under the Debenture, the Convertible Debenture Purchase Agreement or the Registration Rights Agreement (as that term is hereinafter defined), the conversion price will adjust to the lesser of the lowest market price for Common Stock during any of the five days prior to date the holder of the Debenture submits a conversion notice to the Company, and the then current conversion price. However, the maximum amount of additional shares issuable due to the reset of the conversion price under this provision is 400,000 shares of Common Stock, subject to adjustments in the event of any stock splits, stock dividends or other dilutive events with respect to shares of Common Stock.

         The Debentures also contain customary anti-dilution provisions that mandate changes in the conversion price of the debentures upon the occurrence of certain dilutive events.

         The terms of the Convertible Debenture Purchase Agreement provide for a limit on the number of shares available for conversion to 8,785,351 until the Company receives stockholder approval for the issuance of additional shares required by the New York Stock Exchange. If the Investors exceed this limit and the Company has not received the stockholder approval, then the Company must redeem the remaining unconverted Debentures at the higher of:

- the cash value that would be received upon the conversion of the Debentures and the subsequent sale of the common stock received at the then prevailing market price; and

- 130% of the outstanding principal amount of the Debentures, plus accrued and unpaid interest and any default payments then in effect.

         If the subordination agreement executed between the Investors and the Company's senior lenders prevents the redemption as described, the Company must pay default payments to the affected holders for each 30-day period that the holders may not redeem additional debentures.

         Under the Convertible Debenture Purchase Agreement, the Company has a one-time option exercisable during the period beginning on the 30th day after February 23, 2000 (March 24, 2000) and ending on the 120th day after February 23, 2000 (June 22, 2000), to compel the Investors to purchase up to an additional $5 million of principal amount of 5% Convertible Debentures (the "Option Debentures"). If the Company exercises this option, the Investors will pay the Company a cash amount equal to the principal amount of Option Debentures issued. Additionally, if the Company exercises this option, the Company is required to issue to the Investors additional warrants to purchase shares of Common Stock (the "Option Warrants"). The number of shares of Common Stock potentially issuable upon exercise of the Option Warrants is contingent upon the principal amount of Option Debentures sold and the average market price of

Common Stock for the ten trading days immediately preceding the closing of the sale of the Option Debentures. The Company may exercise this option only upon the satisfaction of certain conditions enumerated in the Convertible Debenture Purchase Agreement.

         The Convertible Debenture Purchase Agreement provides the Investors with two options to acquire additional 5% Convertible Debentures. First, if the Company exercises its option to compel the Investors to purchase Option Debentures, the Investors have a one-time option to compel the Company to sell up to another $2.5 million of principal amount of 5% Convertible Debentures (the "Additional Debentures") and issue additional warrants to purchase Common Stock (the "Additional Warrants"). This option expires 150 days after February 23, 2000 (July 22, 2000). Second, the Investors may also require the Company to sell up to another $2.5 million in principal amount of 5% Convertible Debentures. This option is exercisable in the sole discretion of each Investor at any time within 270 days after February 23, 2000 (November 19, 2000). To exercise either of these options, the Investors must satisfy certain conditions.

         If any Option Debentures and Additional Debentures are issued under the Convertible Debenture Purchase Agreement, they will have the same terms as the Debentures, except:

- the conversion price shall be 110% of the Initial Closing Price as adjusted;

- the conversion price shall reset as described above on the 6 month, 12 month, 18 month and 24 month anniversaries of the issuance of any Additional Debenture; and

- the maturity date of the Option Debenture and the Additional Debentures shall be the sixth anniversary of the issuance date of such debentures.

         In connection with the issuance of the Debentures, the Company issued Warrants to purchase up to 572,350 shares of our Common Stock. The Warrants are exercisable in whole in or in part at an initial exercise price of $18.4681 per share of Common Stock, and expire on February 23, 2005. The exercise price and number of shares of Common Stock issuable pursuant to the Warrants may change in the event of any stock split, stock dividend, reorganization or reclassification. The number of shares and exercise price may also change if the Company makes any distributions of its assets, indebtedness or other shares of its capital stock to holders of Common Stock. Any Option Warrants or Additional Warrants issued in connection with the exercise of Option Debentures or Additional Debentures under the Convertible Debenture Purchase Agreement would have identical terms, except that (a) the initial exercise price will be 130% of the average market price of the Common Stock on the ten days preceding the issuance of any Option Debentures or Additional Debentures, and (b) the Option Warrants will expire five years from the date of issuance.

         The Company also signed a registration rights agreement with the Investors (the "Registration Rights Agreement"). Under the Registration Rights Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (the "SEC") to register the shares of common stock that the Investors may receive upon the conversion of the aforementioned debentures and the exercise of the aforementioned warrants, and to use its best efforts to have the registration statement declared effective by the SEC.

         To induce Bank of America, the Company's senior lender, to enter into a credit agreement with the Company and to make and continue to make from time to time loans and advances thereunder, the Investors agreed with Bank of America that all obligations of the Company to the Investors under the relevant agreements (excluding the right to receive capital stock upon conversion of the debentures identified in the relevant agreements and upon the exercise of the warrants identified in the relevant agreements), shall be junior and subordinated in right of payment to all amounts due and owing upon all senior indebtedness of the Company from time to time.

- In issuing the Debentures and the Warrants, the Company relied on the exemption from the registration requirements of Section 5 of the Securities Act of 1933 (the "Act") afforded by Section 4(2) of the Act and Regulation D promulgated thereunder.

         In March 2000, the Company filed a Form D with the SEC with respect to the aforementioned private placement.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         At the Company's Special Meeting of Stockholders on February 16, 2000, the following matters were submitted to a vote of the Company's stockholders.

1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2002 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:


         Names                                   Votes For                       Votes Withheld
         -----                                   ---------                       --------------
         Todd Feist                              15,792,785                      100,735
         Richard O'Neal                          15,840,290                       50,916

         Brokers were permitted to vote on the election of directors in the absence of instructions from street-name holders; broker non-votes did not occur in those matters.

         The following directors are continuing current terms expiring at the 2000 Annual Meeting of Stockholders: Messrs. George Anderson and Rod Cutsinger. The following directors are continuing current terms expiring at the 2001 Annual Meeting of Stockholders: Messrs. Robert Flynn and David Mitchell.

2. Adoption of the change in the business focus, strategy and direction of the Company by approving the acquisitions of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and related transactions.


         Votes For                          Votes Against                       Votes Abstained
         ---------                          -------------                       ---------------
         11,940,868                         172,699                             52,671

3. Approval of the benefits accruing to Richard O'Neal, Chairman of the Board and Chief Executive Officer of WorldPages in connection with the acquisitions of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and related transactions.


         Votes For                          Votes Against                       Votes Abstained
         ---------                          -------------                       ---------------
         11,354,358                         480,478                             331,402

Item 6. -     EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits

                  Exhibit 11 - Computation of Earnings Per Share

                  Exhibit 27 - Financial Data Schedule (filed with the
                     Securities and Exchange Commission only)

              (b) Reports on Form 8-K

         During the quarter ended March 31, 2000, World Pages filed a Current Report on Form 8-K dated March 9, 2000, related to the Company's closing of the acquisitions of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. and related transactions.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Advanced Communications Group, Inc.
                                       (Registrant)

Date:  May 14, 2000                    /s/ Richard O'Neal
                                       --------------------------
                                       Richard O'Neal
                                       Chairman and Chief Executive Officer

Date:  May 14, 2000                    /s/ Michael A. Pruss
                                       --------------------
                                       Michael A. Pruss
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)