Form 10-Q
period 2000-06-30
WORLDPAGES COM INC
filed 2000-08-10
CIK 1047643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-13875

                              WORLDPAGES.COM, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       76-0549396
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)

     390 S. WOODS MILL RD, SUITE 260                         63017
           ST. LOUIS, MISSOURI                             (Zip Code)
(Address of principal executive offices)

                                 (314) 205-8668
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /
                                      ----   ----

As of August 12, 2000, the registrant had 46,780,764 voting shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except per share amounts)              Three Months Ended June 30,    Six Months Ended June 30,
                                                      ---------------------------    -------------------------
                                                          2000           1999           2000           1999
                                                        --------       --------       --------       --------
REVENUES                                                $ 43,970       $ 14,481       $ 66,763       $ 33,224
OPERATING COSTS:
     Printing, distribution and listings                   9,197          5,583         14,389          9,985
     Sales and marketing                                  10,896          3,632         15,794          7,069
     General and administrative                           15,164          5,161         23,296         11,585
     Depreciation and amortization                         4,403          1,231          6,441          2,320
                                                        --------       --------       --------       --------
Income (loss) from continuing operations                   4,310         (1,126)         6,843          2,265
OTHER INCOME (EXPENSE):
     Interest expense                                     (1,607)        (1,251)        (2,498)        (2,340)
     Other                                                  (132)            --           (119)             7
                                                        --------       --------       --------       --------
Income (loss) from continuing operations
  before income taxes and extraordinary item               2,571         (2,377)         4,226            (68)
Income tax expense (benefit)                               2,196         (1,127)         3,238            151
                                                        --------       --------       --------       --------
Net income (loss) from continuing
  operations before extraordinary item                       375         (1,250)           988           (219)
Extraordinary item - loss on early retirement
  of debt, net of income tax benefit of $1,404                --             --         (2,291)            --
Loss from discontinued operations net
  of income tax benefit of $4,111                             --             --             --         (6,189)
Loss on sale of discontinued operations, net
  of income tax benefit of $4,363                             --             --             --        (51,800)
                                                        --------       --------       --------       --------
Net income (loss)                                       $    375       $ (1,250)      $ (1,303)      $(58,208)
                                                        ========       ========       ========       ========
Basic and diluted earnings (loss) per share from:
     Continuing operations                              $    .01       $   (.06)      $    .03       $   (.01)
     Early retirement of debt                                 --             --           (.06)            --
     Discontinued operations                                  --             --             --           (.31)
     Sale of discontinued operations                          --             --             --          (2.61)
                                                        --------       --------       --------       --------
     Net loss per share                                 $    .01       $   (.06)      $   (.03)      $  (2.93)
                                                        ========       ========       ========       ========
Average shares outstanding                                46,082         19,859         37,116         19,859
                                                        ========       ========       ========       ========

See accompanying notes to consolidate financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                    (Unaudited)
                                                                       June 30,       Dec. 31,
                                                                         2000           1999
                                                                       --------       --------
ASSETS
Current assets:
     Cash and cash equivalents                                         $    808       $  1,315
     Accounts receivable, net                                            50,326         14,223
     Deferred costs                                                       5,661          4,482
     Prepaid expenses and other current assets                            1,908            174
                                                                       --------       --------
          Total current assets                                           58,703         20,194
                                                                       --------       --------

Property, plant and equipment, net                                        4,715          1,377
Intangible assets, net                                                  272,117         75,413
Deferred taxes                                                            5,889          6,504
Other assets                                                                 --          5,571
                                                                       --------       --------
          Total other assets                                            282,721         88,865
                                                                       --------       --------

          Total assets                                                 $341,424       $109,059
                                                                       ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                          $ 19,124       $  9,447
     Short-term debt and current maturities of long-term debt               165         24,000
     Other current liabilities                                            4,444          3,940
                                                                       --------       --------
          Total current liabilities                                      23,733         37,387
Long-term obligations:
     Long-term debt                                                      65,554             --
     Deferred tax liabilities                                               865             --
                                                                       --------       --------
          Total liabilities                                              90,152         37,387
                                                                       --------       --------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, Series B                                               --             --
     Common stock, $.0001 par value:  180,000,000 shares
       authorized; 46,724,536 and 20,426,753 outstanding                      4              2
     Additional paid-in capital                                         330,339        149,438
     Retained earnings (accumulated deficit)                            (79,071)       (77,768)
                                                                       --------       --------
          Total stockholders' equity                                    251,272         71,672
                                                                       --------       --------

     Total liabilities and stockholders' equity                        $341,424       $109,059
                                                                       ========       ========

See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                               June 30,
                                                                       -----------------------
(In thousands)                                                           2000           1999
                                                                       --------       --------
Cash flows from operating activities:
     Net income (loss)                                                 $ (1,303)      $(58,208)
     Adjustments to reconcile net loss to net cash:
          Loss on early retirement of debt, net                           2,291             --
          Loss on sale of discontinued operations, net                       --         51,800
          Loss from discontinued operations, net                             --          6,189
          Depreciation and amortization                                   6,441          2,320
          Provision for deferred taxes                                    3,633           (686)
          Changes in operating assets and liabilities:
               Decrease (increase) in:
                    Accounts receivable, net                            (17,777)        (6,347)
                    Deferred costs                                        9,206          1,855
                    Prepaid expenses and other current assets              (657)          (162)
                    Other assets                                         (7,866)        (2,371)
               Increase (decrease) in:
                    Accounts payable and accrued liabilities              5,658            867
                    Other current liabilities                            (9,420)        (1,411)
                                                                       --------       --------
               Cash used in continuing operating activities              (9,794)        (6,154)
               Cash used in discontinued operations                          --        (13,391)
                                                                       --------       --------
               Cash used in operations                                   (9,794)       (19,545)
                                                                       --------       --------
Cash flows from investing activities:
     Cash (paid for) from businesses acquired (disposed), net            (5,899)           500
     Additions to property, plant and equipment, net                        (95)        (3,524)
                                                                       --------       --------
          Cash used in investing activities                              (5,994)        (3,024)
                                                                       --------       --------
Cash flows from financing activities:
     Borrowings of long-term debt                                        64,597         40,383
     Repayment of long-term debt                                        (52,477)       (25,118)
     Proceeds from stock option exercises                                 3,161             --
                                                                       --------       --------
          Cash provided by financing activities                          15,281         15,265
                                                                       --------       --------
Net decrease in cash and cash equivalents                                  (507)        (7,304)
Cash and cash equivalents-beginning of period                             1,315         13,734
                                                                       --------       --------
Cash and cash equivalents-end of period                                $    808       $  6,430
                                                                       ========       ========

See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

1. INTERIM RESULTS

     The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Form 8-K, filed with the Securities and Exchange Commission.

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

     The actual financial statements included herein relate only to the operations of the parent company and Great Western Directories, the Company's yellow pages advertising subsidiary, prior to February 22, 2000, and include the results of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. (the "Acquisitions" or the "Acquired Companies") only for the period after the date of their respective acquisition (see Note 4). All inter-company accounts have been eliminated in consolidation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 10 years and 10 to 40 years, respectively. For the six months ended June 30, 2000 and 1999, amortization expense relating to intangible assets was $5.7 million and $2.2 million, respectively.

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

     Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is typically provided to advertisers at no cost; therefore, minimal advertising revenues are generally derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the period ended June 30, 2000; however one prototype directory was distributed in May 1999 in Austin, Texas.

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

4. ACQUISITIONS

     On February 23, 2000, WorldPages.com acquired all of the outstanding stock of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. for 20,606,363 newly issued shares of common stock. YPtel Corporation is the parent of Pacific Coast Publishing, Ltd., a leading independent yellow pages publisher located in Tacoma, Washington. Web YP maintains and operates the Web site WWW.WORLDPAGES.COM, an Internet directory. Big Stuff provides graphics and production services to independent yellow pages publishers. By combining the yellow pages customers of YPtel Corporation and Great Western with Web YP and Big Stuff, WorldPages maintains a worldwide Internet directory and produces print directories in 41 markets in 7 states. The acquisitions are accounted for using the purchase method of accounting. The aggregate purchase price of $151.2 million has been preliminarily allocated to the estimated fair value of assets and liabilities acquired, and the excess of $137.2 million has been allocated to goodwill.

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

     In April 2000, WorldPages acquired all of the outstanding common stock of Interactive Media Services, Inc., including its operating subsidiary Choicecontent.com, for 2,083,311 newly issued shares of WorldPages common stock valued at $16.2 million and $5.0 million in cash. Interactive Media is a multimedia content provider located in Wichita, Kansas. The purchase price has been preliminarily allocated to the estimated fair value of assets and liabilities acquired and the excess of $21.4 million has been allocated to goodwill.

     The following pro forma information presents the results of operations as if the Acquisitions had occurred as of January 1, 1999. This pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations.

     (In thousands, except per share data)                  Six Months Ended        Year Ended
                                                              June 30, 2000        Dec. 31, 1999
                                                              -------------        -------------
     Total revenues from continuing operations                   $81,798             $ 88,966
     Net income (loss) from continuing operations                $   447             $(14,498)
     Income (loss) per share from continuing operations          $   .01             $   (.34)

5. LONG-TERM DEBT

     In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin

Group, L.P. Approximately $53.0 million of the financing package was used to refinance existing indebtedness. The additional $27.0 million will be used for working capital needs and other general corporate purposes. At June 30, 2000, the Company had $14.5 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (9.9% at June 30, 2000). The facility expires in February 2005 and requires commitment fees of .5% on the unused portion of the facility.

     The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages'common stock at a current conversion price of $15.63 per share, subject to adjustment at the end of every six-month period during the first two years of the term of the debentures. The holders of the debentures also received warrants to purchase 572,350 shares of WorldPages' common stock at an exercise price of $18.47 per share. The convertible debentures also provide for options to issue up to an additional $10 million of convertible debentures under similar terms and conditions.

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

RESULTS OF OPERATIONS

GENERAL

     Prior to February 2000, the Company's only continuing operations were those of its yellow pages advertising subsidiary, Great Western Directories. Consequently, the financial statements included herein relate to the parent company and Great Western prior to February 23, 2000, and include the results of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. (the "Acquisitions" or the "Acquired Companies") only for the period after their respective acquisition. Certain pro forma operating information is presented for comparative purposes as if the Acquisitions had occurred on January 1, 1999. The pro forma operating information does not purport to represent the Company's results of operations that would have actually occurred if the Acquisitions had in fact occurred on that date. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance. The pro forma consolidated results of operations reflect the historical results of operations of the Acquired Companies and were derived from the respective Acquired Companies' financial statements.

     The interim operating results of WorldPages reflect its historical seasonality from quarter to quarter and between periods due to the timing of production and distribution of directories. As a result, the interim results are not indicative of the results of operations for a full year. WorldPages does not recognize net revenues with respect to bookings or cash receipts for any given directory or the costs directly related to sales, production, printing and distribution of that directory until the month in which it is printed and distributed. The sizes of directories distributed in each market and the corresponding revenues recognized vary significantly from quarter to quarter. Further, the actual production and distribution dates of individual directories may not be consistent and are subject to change, therefore individual directories may not be produced during the same month each year, which may result in significant quarterly fluctuations.

     The following table sets forth, for the periods presented, certain results of operations and other information relating to the Company expressed as a percentage of revenues:

                                                     Three Months Ended        Six Months Ended
                                                           June 30,               June 30,(1)
                                                     -------------------      -------------------
                                                      2000       1999(1)      2000(1)     1999(1)
                                                     ------      -------      -------     -------
Revenues                                             100.0%      100.0%       100.0%      100.0%
Cost of services:
      Printing, distribution and publishing           20.9        38.6         21.6        30.0
      Sales and marketing                             24.8        25.1         23.6        21.3
      General and administrative                      34.5        35.6         34.9        34.9
      Depreciation and amortization                   10.0         8.5          9.6         7.0
                                                     -----       -----        -----       -----
Income (loss) from continuing operations               9.8%       (7.8)%       10.3%        6.8%
                                                     =====       =====        =====       =====

(1) The Company completed the acquisitions of YPtel Corporation, WebYP, Inc. and Big Stuff, Inc. on February 23, 2000, and the acquisition of Interactive Media Services, Inc. on April 6, 2000. Actual results for 2000 include the operations of the parent company and its yellow pages subsidiary, Great Western Directories, for the entire six-month period and the results of these acquired companies only for the period after their respective acquisition dates.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

     Total revenues were $44.0 million in the second quarter of 2000 compared to total revenues of $14.5 million in the second quarter of 1999, an increase of 204%. The Company's print yellow pages operations account for $41.2 million, or 93.8%, of total revenues in the three months ended June 30, 2000, compared to $14.5 million, or 100% of total revenues in the comparable period of 1999. The Company's Internet operations account for the remaining revenues in 2000. Approximately $19.3 million of the increase is due to sales from the Company's new directories from the acquisition of YPtel Corporation in February 2000; approximately $2.7 million of the increase is from Internet businesses acquired February and April 2000; approximately $6.5 million of the increase in revenues from the print operations is due to the new Austin, Texas directory that had its first sales year in the second quarter of 2000; and the remaining increase is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. The Company's Internet revenues increased to $2.7 million in the second quarter of 2000, whereas the Company had no Internet revenues in the 1999 second quarter. The Company expects revenues from its Internet operations to be a larger proportion of total revenues in the future.

     On a pro forma basis, assuming the acquisitions occurred on January 1, 1999, second quarter total revenues increased 27.4%. Second quarter of 2000 revenues from the Company's print directory business increased 22.3% and revenues from its Internet business increased 255% from pro forma revenues in 1999.

     Printing, distribution and listings costs increased $3.6 million, or 64.7%, to $9.2 million in the second quarter of 2000 from $5.6 million in the 1999 second quarter. The increase in costs is due to printing costs associated with the Company's new directories from the acquisition of YPtel Corporation. As a percentage of sales, printing, distribution and listing costs decreased to 20.9% of sales in 2000 from 38.6% in 1999. The significant decrease in the percentage is due to efficiencies realized from applying approximately the same printing and distribution costs for the Austin directory to significantly higher sales from Austin.

     Sales and marketing costs increased to $10.9 million from $3.6 million in the comparable period of 1999. The increase in gross dollars is due to sales and marketing associated with the new businesses acquired in 2000. As a percent of sales, sales and marketing expenses decreased to 24.8% of sales in the second quarter 2000 from 25.1% in the second quarter 1999. The decrease is due to operating efficiencies realized as a result of higher sales volume that is offset by higher sales and marketing costs associated with the Company's Internet operations.

     General and administrative expenses increased $10.0 million, or 194%, to $15.2 million for the three months ended June 30, 2000, from $5.2 million in the comparable period of 1999. The increase in gross dollars is due to general and administrative costs of the new businesses acquired in 2000. As a percentage of revenues, general and administrative expenses were 34.5% of sales in the second quarter of 2000, compared to 35.6% in the same period of 1999. The decrease is due to economies of scale realized from higher sales which is partially offset by higher bad debt provision and other administrative costs relating to the Company's expansion into new markets.

     Depreciation and amortization increased to $4.4 million in the second quarter of 2000 from $1.2 million in the second quarter of 1999. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from acquisitions. The increase in the second quarter of 2000 is due to the amortization of goodwill associated with the businesses acquired in February and April 2000.

     Interest expense for the second quarter was approximately $1.6 million in the second quarter of 2000, an increase of $.3 million from interest expense of $1.3 million in the comparable period of 1999. The increase is due to higher debt as a result of the acquisitions made in February and April 2000.

     Income tax expense of $2.2 million was recognized in the second quarter of 2000 compared to an income tax benefit of $1.1 million in the second quarter of 1999. The increase is due to higher taxable income in the 2000 second quarter than in the 1999 second quarter. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

     Net income was $0.4 million, or $.01 per share, in the three months ended June 30, 2000, compared to a net loss of $1.3 million, or $.06 per share, in the 1999 second quarter.

     Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) increased to $8.7 million for the three months ended June 30, 2000, from EBITDA of $0.1 million in the second quarter of 1999. The increase in EBITDA is due to positive EBITDA from the first sales year for the Austin directory compared to negative EBITDA from the Austin directory in 1999, and positive EBITDA from the print yellow pages business acquired in February 2000. These improvements in EBITDA are partially offset by negative EBITDA from the Company's Internet operations. On a pro forma basis, after giving effect to the acquisitions in 1999, pro forma EBITDA for the second quarter ended June 30, 2000, increased 138% to $8.7 million from $3.7 million. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

     Total revenues were $66.8 million in the first six months of 2000 compared to $33.2 million total revenues in the first six months of 1999, an increase of 101%. The Company's print yellow pages operations account for $63.8 million, or 95.6%, of total revenues in the six months ended June 30, 2000, compared to $33.2 million, or 100%, of total revenues in the comparable period of 1999. The Company's Internet operations account for the remaining revenues in 2000. The increase in revenues from the print operations is due primarily to the following: (1) approximately $22.2 million of the increase is due to sales from the Company's new directories from the acquisition of YPtel Corporation in February 2000; (2) approximately $3.0 million of the increase is from Internet businesses acquired in February and April 2000; (3) approximately $6.5 million of the increase in revenues is due to the new Austin, Texas directory that had its first sales year in the second quarter of 2000; and (4) the remaining increase is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. The Company's Internet revenues increased to $3.0 million in the first six months of 2000, whereas the Company had no Internet revenues in the first six months of 1999. The Company expects revenues from its Internet operations to be a larger proportion of total revenues in the future.

     On a pro forma basis, assuming the acquisitions occurred on January 1, 1999, pro forma total revenues increased 22.9% over pro forma 1999 total revenues. Pro forma print business revenues increased 20.0% to $77.6 million and revenues from WorldPages' Internet business increased 124% to $4.2 million for the pro forma six month period.

     Printing, distribution and listings costs increased $4.4 million, or 44.1%, to $14.4 million in the first six months of 2000 from $10.0 million in the comparable period of 1999. The increase in costs is due to printing costs associated with the Company's new directories from the acquisition of YPtel Corporation. As a percentage of sales, printing, distribution and listing costs decreased to 21.6% of sales in 2000 from 30.0% in the same period of 1999. The decrease in the percentage is due to operating efficiencies realized from higher sales volume.

     Sales and marketing costs for the first six months of 2000 increased to $15.8 million from $7.1 million in the comparable period of 1999. The increase in costs is due primarily to sales and marketing costs of acquired businesses. As a percent of sales, sales and marketing increased to 23.6% of sales in 2000 from 21.3% in the first six months of 1999. The remainder of the increase is due to higher commissions, selling and marketing costs associated with the Company's Internet operations in 2000.

     General and administrative expenses increased $11.7 million, or 101%, to $23.3 million for the six months ended June 30, 2000, from $11.6 million in the same period of 1999. The increase in costs is due primarily to general and administrative cost of acquired businesses. As a percentage of revenues, general and administrative expenses were 34.9% of sales in both the first six months of 2000 and 1999. The expense rate reflects a lower rate due to economies of scale realized from higher sales volume which is offset by higher bad debt provision and other administrative costs associated with the Company's expansion into new markets and higher corporate costs.

     Depreciation and amortization was approximately $6.4 million in the first six months of 2000 and $2.3 million in the first six months of 1999. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from acquisitions. The increase is due to the amortization of goodwill associated with the businesses acquired in February and April 2000.

     Interest expense for the first six months was approximately $2.5 million in the first six months of 2000, an increase of $.2 million from interest expense of $2.3 million in the comparable period of 1999. The increase is due increased borrowings and interest due to the acquisitions that occurred in February and April 2000 which is partially offset by lower borrowings under the Company's revolving credit facility after the sale of the Company's telecommunications until the acquisitions.

     Income tax expense of $3.2 million was recognized in the first six months of 2000 compared to income tax expense of $.2 million in the comparable period of 1999. The increase is due to higher taxable income in the first six months of 2000 than in the first six months of 1999. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

     Net income from continuing operations was $1.0 million, or $.03 per share, in the six months ended June 30, 2000, compared to a net loss from continuing operations of $0.2 million, or $.01 per share, in the first six months of 1999.

     Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) increased 190% to $13.3 million for the six months ended June 30, 2000, from EBITDA of $4.6 million in the first six months of 1999. The increase in EBITDA is due to the aforementioned EBITDA from the first sales year for the Austin directory compared to negative EBITDA from the Austin directory in 1999, and positive EBITDA from the print yellow pages business acquired in February 2000. These improvements in EBITDA are partially offset by negative EBITDA from the Company's Internet operations. On a pro forma basis, assuming the acquisitions occurred at the beginning of 1999, pro forma EBITDA for the six months ended June 30, 2000 increased 49.3% to $16.3 million from $10.9 million. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at June 30, 2000 was $35.0 million and its ratio of current assets to current liabilities was 2.5:1.

     In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53.0 million of the financing package has been used to refinance existing indebtedness. The additional $27 million will be used for working capital needs and other general corporate purposes. At June 30, 2000, the Company had $14.6 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (9.9% at June 30, 2000). The facility expires in February 2005 and requires commitment fees of .5% on the unused portion of the facility.

     The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages' common stock at a conversion price of $15.63 per share, subject to adjustment at the end of every six-month period during the first two years of the term of the debentures. The maximum amount of additional shares issuable due to each reset of the conversion price is 400,000 shares, subject to adjustment in the event of any stock splits, stock dividends, or other dilutive events with respect to common stock. The holders of the debentures also received warrants to purchase 572,350 shares of WorldPages' common stock at an exercise price of $18.47 per share. The convertible debentures also provide for options to issue up to an additional $10.0 million of convertible debentures under similar terms and conditions.

     Also in connection with the Acquisitions, WorldPages converted $15.8 million of 5% notes payable and accrued interest into 2,863,637 shares of common stock. This early retirement of debt resulted in a loss of $2.3 million, net of a $1.4 million income tax benefit that has been treated as an extraordinary item for financial reporting purposes.

     WorldPages' management believes that its cash flows from its print yellow pages operations and the remaining cash available under its revolving line of credit, as amended, will be sufficient to fund its current operations.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk

     WorldPages is exposed to minimal market risks based on its current holdings and use of financial instruments. WorldPages does not hold or issue any financial instruments for trading, or speculative purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

     WorldPages is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding WorldPages' business. WorldPages is exposed to interest rate risk on amounts borrowed against its credit facility as of June 30, 2000. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates WorldPages is currently paying on its borrowings. In April 2000, the Company entered into a two-year interest rate swap, which fixed the LIBOR rate on $25.0 million of amounts borrowed under its revolving credit facility at 7.1% plus the applicable spread. There is no cap on the interest rate payable on amounts borrowed in excess of $25.0 million under WorldPages' revolving credit facility. If the interest rates on WorldPages' revolving credit facility were to increase by 10% over June 30, 2000 levels, WorldPages' annual interest expense would increase by approximately $.2 million.

     WorldPages' business and operations are also exposed to market risks resulting from changes in commodity prices for paper, WorldPages' principal raw material. Certain commodity grades of paper, including the grade WorldPages uses for its yellow pages directories, may be volatile. A 10% increase in the cost of directory grade paper used by WorldPages over June 30, 2000 levels, would result in an increase in WorldPages' annual operating costs of approximately $1.0 million.

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

Item 2. - ISSUANCE OF SECURITIES

     In connection with the Agreement and Plan of Merger, which closed during the quarter ended June 30, 2000 (the "Agreement"), by and among the Company, WorldPages.com Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of the Company, Interactive Media Services, Inc. ("IMS"), a Kansas corporation, Michael D. Shell, Thomas F. Patten, and David V. Martin, the Company issued an aggregate of 2,083,311 shares (the "Shares") of the Company common stock, par value $.0001 per share to the parties listed in the table below. The Shares were issued in exchange for all outstanding shares of the common stock and preferred stock of IMS as consideration for the transactions contemplated by the Agreement. The issuance of the Shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table illustrates the number of Shares issued pursuant to the
Agreement:

                                                                             NUMBER OF
                      NAME                                                 SHARES ISSUED
                      ----                                                 -------------
Michael D. Shell & Sandra D. Shell, Co-Trustees of the
  Michael D. Shell Revocable Trust                                            376,499

Sandra D. Shell & Michael D. Shell, Co-Trustees of the Sandra
  D. Shell Revocable Trust                                                    376,499

Larry P. Shell, Jr., Trustee of the Michael D. Shell Grantor
  Retained Annuity Trust                                                       81,344

Larry P. Shell, Jr., Trustee of the Sandra D. Shell Grantor
  Retained Annuity Trust                                                       81,344

David V. Martin & Nancy B. Martin, Co-Trustees of the David
  V. Martin Revocable Trust                                                   102,168

Nancy B. Martin & David V. Martin, Co-Trustees of the Nancy
  B. Martin Revocable Trust                                                   102,168

Michael L. Martin, Trustee of the David V. Martin Grantor
  Retained Annuity Trust                                                       23,380

Michael L. Martin, Trustee of the Nancy B. Martin Grantor
  Retained Annuity Trust                                                       23,380

Thomas F. Patten                                                              206,965

HV-IMS, L.P.                                                                   81,719

Stanley G. Brannan                                                             77,462

Christopher J. Brannan                                                         19,367

Ronald S. Atteberry                                                            79,526

John R. Pfister                                                                72,863

David A. Raehpour                                                              63,375

Daniel Michael O'Neal Exempt Trust #1997                                       20,395(1)

Gail Victoria Scott Exempt Trust #1997                                         20,395(1)

Kathleen Ann O'Neal Exempt Trust #1997                                         20,395(1)

Norvel C. Holeman                                                              54,321

William A. Pickens                                                             23,177

Geneva H. Pickens                                                              23,177

Robert A. Pickens                                                               3,621

Klenda, Mitchell, Austerman & Zuercher, L.L.C                                  33,896

Larry P. Shell                                                                 19,324

Carole B. Garretson                                                             9,683

Danny P. Creed                                                                  7,242

Terry D. Allred                                                                20,280



Burton J. Tims                                                                  1,955

Deborah K. Ingrim                                                               8,691

Michael B. Tims                                                                14,485

Dianna K. Ramsey                                                                7,242

Tammy B. Koch-Williams                                                          3,621

Brian T. Yourdan                                                                3,621

Brian C. Fabian                                                                 3,621

Kevin L. Nikkel                                                                 1,810

Michele E. McCammon                                                             1,810

Anthony A. Grandle                                                              1,810

Andrea L. Knighton                                                              1,810

Lorie K. Wagner                                                                 1,810

John A. Snarenberger                                                            1,810

Troy E. Tabor II                                                                1,810

Michael D. Shell                                                                3,440
                                                                            ---------
TOTAL                                                                       2,083,311
                                                                            =========

----------
(1) Trust for the benefit of the children of Richard O'Neal, Chairman and CEO of WorldPages. Mr. O'Neal disclaims beneficial ownership of these shares and accordingly, none of the shares beneficially owned by Mr. O'Neal are included in the table above.

Item 3. - EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               Exhibit 11 - Computation of Earnings Per Share

               Exhibit 27 - Financial Data Schedule (filed with the Securities and Exchange Commission only)

          (b)  Reports on Form 8-K

     During the quarter ended June 30, 2000, WorldPages filed a Current Report on Form 8-K dated May 18, 2000, relating to certain of the Company's estimates regarding its fiscal year 2000 financial performance.

Item 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     At the Company's Annual Meeting of Stockholders on June 6, 2000, the following matters were submitted to a vote of the Company's stockholders:

     1. The following directors were elected, each to hold office until the Annual Meeting to be held in 2002 or until a successor is elected and has qualified or until his or her earlier death, resignation or removal. Votes were cast as follows:

                 Names                   Votes For      Votes Withheld
                 -----                   ---------      --------------
          George D. Anderson            31,434,650          252,603
          Rod K. Cutsinger              31,384,167          303,086

          Brokers were permitted to vote on the election of directors in the absence of instructions from street-name holders; broker non-votes did not occur in those matters. The following directors are continuing current terms expiring at the 2001 Annual Meeting of Stockholders:
          Messrs. Robert Flynn and David Mitchell. The following directors are continuing current terms expiring at the 2002 Annual Meeting of
          Stockholders: Messrs. Wilmot Matthews and Richard O'Neal.

     2. Approval of the issuance of shares of the Company's common stock upon conversion of the Company's 5% convertible debentures and the exercise of warrants issued in connection therewith. Votes were cast as follows:

                Votes For        Votes Against      Votes Abstained
                ---------        -------------      ---------------
               22,165,251          105,052             108,932

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WorldPages.com, Inc.
                                   (Registrant)

Date:  August 14, 2000             /s/ Richard O'Neal
                                   ------------------
                                   Richard O'Neal
                                   Chairman and Chief Executive Officer

Date:  August 14, 2000             /s/ Michael A. Pruss
                                   --------------------
                                   Michael A. Pruss
                                   Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)