Form 10-Q
period 2000-09-30
WORLDPAGES COM INC
filed 2000-11-14
CIK 1047643

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 001-13875

WORLDPAGES.COM, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0549396 (I.R.S Employer Identification Number)
6801 Gaylord Parkway, Suite 300 Dallas, Texas (Address of principal executive offices)	75034 (Zip Code)

(972) 731-6600
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of November 12, 2000, the registrant had 46,924,545 voting shares of common stock, $.0001 par value, outstanding.

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

WorldPages.com, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2000	1999	2000	1999
Revenues	$13,334	$9,113	$80,097	$42,337
Operating costs:
Printing, distribution and listings	2,762	1,961	17,151	11,946
Sales and marketing	4,963	2,686	20,757	9,755
General and administrative	10,495	3,801	33,791	15,386
Depreciation and amortization	4,479	1,202	10,920	3,522

Operating income (loss) from continuing operations	(9,365)	(537)	(2,522)	1,728
Other income (expense):
Interest expense	(1,420)	(1,177)	(3,918)	(3,517)
Other	36	(6)	(83)	1

Income (loss) from continuing operations before income taxes and extraordinary item	(10,749)	(1,720)	(6,523)	(1,788)
Income tax expense (benefit)	(2,747)	461	490	612

Net income (loss) from continuing operations before extraordinary item	(8,002)	(2,181)	(7,013)	(2,400)
Extraordinary item—loss on early retirement of debt, net of income tax benefit of $1,404	—	—	(2,291)	—
Loss from discontinued operations, net of income tax benefit of $4,111	—	—	—	(6,189)
Loss on sale of discontinued operations, net of income tax benefit of $8,145	—	—	—	(51,800)

Net income (loss)	$(8,002)	$(2,181)	$(9,304)	$(60,389)

Basic and diluted earnings (loss) per share from:
Continuing operations	$(.17)	$(.11)	$(.17)	$(.12)
Early retirement of debt	—	—	(.06)	—
Discontinued operations	—	—	—	(.31)
Sale of discontinued operations	—	—	—	(2.60)

Net loss per share	$(.17)	$(.11)	$(.23)	$(3.03)

Average shares outstanding	46,780	19,968	41,075	19,896

See accompanying notes to consolidate financial statements.

WorldPages.com, Inc. and Subsidiaries
Consolidated Balance Sheets

(In thousands, except share data)	Sept. 30, 2000	Dec. 31, 1999
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$305	$1,315
Accounts receivable, net	39,554	14,223
Deferred costs	9,939	4,482
Prepaid expenses and other current assets	2,043	174

Total current assets	51,841	20,194

Property, plant and equipment, net	5,995	1,377
Intangible assets, net	268,383	75,413
Deferred taxes	7,773	6,504
Other assets	—	5,571

Total other assets	282,151	88,865

Total assets	$333,992	$109,059

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued liabilities	$19,694	$9,447
Short-term debt and current maturities of long-term debt	167	24,000
Other current liabilities	5,827	3,940

Total current liabilities	25,688	37,387
Long-term obligations:
Long-term debt	64,543	—

Total liabilities	90,231	37,387

Commitments and contingencies
Stockholders' equity:
Preferred stock, Series B	—	—
Common stock, $.0001 par value: 180,000,000 shares authorized; 46,889,545 and 20,426,753 outstanding	4	2
Additional paid-in capital	330,829	149,438
Retained earnings (accumulated deficit)	(87,072)	(77,768)

Total stockholders' equity	243,761	71,672

Total liabilities and stockholders' equity	$333,992	$109,059

See accompanying notes to consolidated financial statements.

WorldPages.com, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2000	1999
Cash flows from operating activities:
Net income (loss)	$(9,304)	$(60,389)
Adjustments to reconcile net loss to net cash:
Loss on early retirement of debt, net	2,291	—
Loss on sale of discontinued operations, net	—	51,800
Loss from discontinued operations, net	—	6,189
Depreciation and amortization	10,920	3,522
Provision for deferred taxes	884	(998)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable, net	(7,005)	(4,364)
Deferred costs	4,928	1,652
Prepaid expenses and other current assets	(792)	(195)
Other assets	(7,866)	(2,280)
Increase (decrease) in:
Accounts payable and accrued liabilities	3,958	1,860
Other current liabilities	(5,767)	(326)

Cash used in continuing operating activities	(7,753)	(3,529)
Cash used in discontinued operations	—	(26,624)

Cash used in operations	(7,753)	(30,153)

Cash flows from investing activities:
Cash (paid for) from businesses acquired (disposed), net	(6,196)	500
Additions to property, plant and equipment, net	(1,823)	(3,524)

Cash used in investing activities	(8,019)	(3,024)

Cash flows from financing activities:
Borrowings of long-term debt	64,597	45,883
Repayment of long-term debt	(53,486)	(25,118)
Proceeds from stock option exercises	3,651	86

Cash provided by financing activities	14,762	20,851

Net decrease in cash and cash equivalents	(1,010)	(12,326)
Cash and cash equivalents—beginning of period	1,315	13,734

Cash and cash equivalents—end of period	$305	$1,408

See accompanying notes to consolidated financial statements.

WorldPages.com, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Nine months Ended September 30, 2000 and 1999
(Unaudited)

1.  INTERIM RESULTS

    The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Form 8-K/A dated April 21, 2000, filed with the Securities and Exchange Commission.

2.  BASIS OF PRESENTATION

    WorldPages.com, Inc. ("WorldPages" or the "Company"), a Delaware corporation, operates a worldwide Internet directory, provides Internet services and publishes yellow pages directories in selected markets in Arizona, California, Oklahoma, Oregon, Texas, Utah and Washington. WorldPages was formerly incorporated under the name Advanced Communications Group, Inc. In February 2000, the Company changed its name to WorldPages.com, Inc. All references to WorldPages or the Company include its operations prior to the name change.

    In April 1999, the Company announced certain strategic acquisitions and its intent to divest its telecommunications operations. The acquisitions were completed as purchase business combinations in February 2000, and the telecommunications operating subsidiaries were sold in November 1999. As such, the financial statements included herein relate only to the operations of the parent company and Great Western Directories, the Company's yellow pages advertising subsidiary, prior to February 23, 2000, and include the results of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. (the "Acquisitions" or the "Acquired Companies") only for the period after the date of their respective acquisition (see Note 4). The telecommunications operations are presented as discontinued operations. All inter-company accounts have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Intangible assets from business acquisitions—Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist of customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals and management analysis. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 10 years and 10 to 40 years, respectively. For the nine months ended September 30, 2000 and 1999, amortization expense relating to intangible assets was $10.0 million and $3.2 million, respectively.

    Revenue recognition—Directory revenues are derived from the sale of advertising space in telephone directories and are recognized on the date that the directory is published and substantially delivered. If the estimate of total directory costs exceeds advertising revenues for a specific region's telephone directory, a provision is made for the entire amount of such estimated loss. Directory costs are deferred until the date that the directory is published and substantially delivered. Directory costs include all direct costs related to the publishing of a region's telephone directory, such as publishing and distribution expenses and commissions on sales, and other sales expenses. General and administrative costs are charged to expense as incurred.

    Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (prototype directory). Advertising space in prototype directories is typically provided to advertisers at no cost; therefore, minimal advertising revenues are generally derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the period ended September 30, 2000; however, one prototype directory was distributed in May 1999 in Austin, Texas.

    Internet revenues are derived from Web site advertising, Internet infrastructure services and licensing fees. Advertising revenues are derived from contracts for advertising or sponsorships for a fixed fee or fees from contracts based on the number of impressions displayed or clicks through provided. Advertising revenues are recognized as services are rendered. Licensing revenues are derived from WorldPages licensing its content, including its directory, to customers for use on their Web sites. Guaranteed minimum payments are recognized ratably over the term of the agreements. Revenue earned above the guaranteed minimum payments is recognized ratably over the remaining term of the agreement.

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

    Use of estimates—The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4.  ACQUISITIONS

    In February 2000, WorldPages.com acquired all of the outstanding stock of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. for 20,606,363 newly issued shares of common stock. YPtel Corporation is the parent of Pacific Coast Publishing, Ltd., an independent yellow pages publisher located in Tacoma, Washington. Web YP maintains and operates the Web site www.worldpages.com, an Internet directory. Big Stuff provides graphics and production services to independent yellow pages publishers. By combining these companies with Great Western, WorldPages operates a worldwide Internet directory and produces print yellow pages directories in 41 markets in 7 states. The acquisitions are accounted for using the purchase method of accounting. The aggregate purchase price of $151.2 million has been preliminarily allocated to the estimated fair value of assets and liabilities acquired, and the excess of $138.2 million has been allocated to goodwill.

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

    In April 2000, WorldPages acquired all of the outstanding common stock of Interactive Media Services, Inc., including its operating subsidiary ChoiceContent.com, for 2,083,311 newly issued shares of WorldPages common stock valued at $16.2 million and $5.0 million in cash. Interactive Media is a multimedia content provider located in Wichita, Kansas. The purchase price has been preliminarily allocated to the estimated fair value of assets and liabilities acquired, and the excess of $21.4 million has been allocated to goodwill.

    The following pro forma information presents the results of operations as if the Acquisitions had occurred as of January 1, 1999. This pro forma information is based on historical information and does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations.

	Nine Months Ended
(In thousands, except per share data)	2000	1999
Total revenues from continuing operations	$95,131	$78,106
Net income (loss) from continuing operations	$(7,420)	$(8,175)
Income (loss) per share from continuing operations	$(.16)	$(.18)

5.  LONG-TERM DEBT

    In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53.0 million of the financing package was used to refinance existing indebtedness. The additional $27.0 million will be used for working capital needs and other general corporate purposes. At September 30, 2000, the Company had $15.5 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (9.9% at September 30, 2000). The facility expires in February 2005 and requires commitment fees of .5% on the unused portion of the facility. The senior revolving facility contains various restrictive covenants including the maintenance of certain financial ratios and restrictions on additional indebtedness, investments in Internet operations, asset dispositions, dividends and other restricted payments and prepayment and amendments of subordinated indebtedness.

    The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages' common stock at a conversion price that is subject to adjustment at the end of every six-month period during the first two years of the term of the debentures. The holders of the debentures also received warrants to purchase 572,350 shares of WorldPages' common stock at an exercise price of $18.47 per share. The Company has provided to the debenture holders its calculation of the adjustment applicable to the six month period ended August 23, 2000, which provides for the maximum adjustment or 1,679,884 shares issuable upon conversion. Holders of the debentures have asserted that the maximum adjustment provision is not applicable to this calculation and therefore the first adjustment should result in approximately 5,096,000 shares issued upon conversion. The Company believes that the interpretation of the holders is incorrect. There can be no assurance that this disagreement, which would also affect the calculation of future resets, can be resolved amicably.

Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations

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

    The interim operating results of WorldPages reflect its historical seasonality from quarter to quarter and between periods due to the timing of production and distribution of directories. As a result, the interim results are not indicative of the results of operations for a full year. WorldPages does not recognize net revenues with respect to bookings or cash receipts for any given directory or the costs directly related to sales, production, printing and distribution of that directory until the month in which it is printed and distributed. The sizes of directories distributed in each market and the corresponding revenues recognized vary significantly from quarter to quarter. Further, the actual production and distribution dates of individual directories may not be consistent and are subject to change; therefore individual directories may not be produced during the same month each year, which may result in significant quarterly fluctuations.

    The following table sets forth, for the periods presented, certain results of operations and other information relating to the Company expressed as a percentage of revenues:

	Three Months Ended September 30,		Nine Months Ended September 30, (1)
	2000	1999 (1)	2000 (1)	1999 (1)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of services:
Printing, distribution and publishing	20.7	21.5	21.4	28.2
Sales and marketing	37.2	29.5	25.9	23.0
General and administrative	78.7	41.7	42.2	36.3
Depreciation and amortization	33.6	13.2	13.6	8.3

Income (loss) from continuing operations	(70.2)%	(5.9)%	(3.1)%	4.2%

(1)
The Company completed the acquisitions of YPtel Corporation, WebYP, Inc. and Big Stuff, Inc. on February 23, 2000, and the acquisition of Interactive Media Services, Inc. on April 6, 2000. Actual

  results for 2000 include the operations of the parent company and its yellow pages subsidiary, Great Western Directories, for the entire nine-month period and the results of these acquired companies only for the period after their respective acquisition dates.

Results of operations for the three months ended September 30, 2000, compared to the results of operations for the three months ended September 30, 1999

    Total revenues were $13.3 million in the third quarter of 2000 compared to total revenues of $9.1 million in the third quarter of 1999, an increase of 46.3%. The Company's print yellow pages operations account for $10.2 million, or 76.6%, of total revenues in the three months ended September 30, 2000, compared to $9.1 million, or 100% of total revenues in the comparable period of 1999. The Company's Internet operations account for the remaining revenues in 2000. Approximately $1.8 million of the increase is due to sales from the Company's new directories from the acquisition of YPtel Corporation in February 2000; approximately $3.1 million of the increase is from Internet businesses acquired in February and April 2000; and $1.0 million of the increase is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. These increases are partially offset by the loss of $1.7 million of revenue relating to the Monterey, California directory which was not distributed in the 2000 third quarter but was distributed in the third quarter of 1999. This directory was moved to the first quarter of 2001 for competitive reasons. The Company's Internet revenues increased to $3.1 million in the third quarter of 2000, whereas the Company had no Internet revenues in the 1999 third quarter. The Company expects revenues from its Internet operations to be a larger portion of total revenues in the future.

    On a pro forma basis, assuming the acquisitions occurred on January 1, 1999, third quarter total revenues increased 6.8%. Third quarter of 2000 revenues from the Company's print directory business decreased 9.4% due to the aforementioned Monterey directory which was not published in the 2000 third quarter but was included in 1999. Excluding the impact of the Monterey directory, print revenues for the third quarter of 2000 increased 6.4% from 1999. Revenues from the Company's Internet business increased 157% from pro forma revenues in 1999.

    Printing, distribution and listings costs increased $0.8 million, or 40.8%, to $2.8 million in the third quarter of 2000 from $2.0 million in the 1999 third quarter. The increase in costs is due to printing costs associated with the Company's new directories from the acquisition of YPtel Corporation. As a percentage of sales, printing, distribution and listing costs decreased to 20.7% of sales in 2000 from 21.5% in 1999. The decrease in the percentage is due to lower costs of sales as a percentage of revenue from the Company's Internet division sales which represents a larger portion of total revenues in 2000.

    Sales and marketing costs increased to $5.0 million in the third quarter of 2000 from $2.7 million in the comparable period of 1999. The increase in gross dollars is due to sales and marketing associated with the new businesses acquired in 2000. As a percent of sales, sales and marketing expenses increased to 37.2% of sales in the third quarter 2000 from 29.5% in the third quarter of 1999. The increase is due to higher sales and marketing costs associated with the Company's Internet operations.

    General and administrative expenses increased $6.7 million, or 176%, to $10.5 million for the three months ended September 30, 2000, from $3.8 million in the comparable period of 1999. The increase in gross dollars is due to general and administrative costs of the new businesses acquired in 2000. As a percentage of revenues, general and administrative expenses were 78.7% of sales in the third quarter of 2000, compared to 41.7% in the same period of 1999. The increase is a result of the lower sales volume that the newly acquired print business has historically experienced in the third quarter. Additionally, the Company experienced higher administrative costs relating to the Company's expansion into new markets.

    Depreciation and amortization increased to $4.5 million in the third quarter of 2000 from $1.2 million in the third quarter of 1999. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from acquisitions. The increase in the third quarter of 2000 is due to the amortization of goodwill associated with the businesses acquired in February and April 2000.

    Interest expense for the third quarter of 2000 was approximately $1.4 million, an increase of $.2 million from interest expense of $1.2 million in the comparable period of 1999. The increase is due to higher debt as a result of the acquisitions made in February and April 2000.

    Income tax benefit was $2.7 million for the third quarter of 2000 compared to income tax expense of $0.5 million in the third quarter of 1999. The decrease is due to lower taxable income in the 2000 third quarter than in the 1999 third quarter. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of goodwill and customer lists is not deductible for tax purposes.

    Net loss was $8.0 million, or $.17 per share, in the three months ended September 30, 2000, compared to a net loss of $2.2 million, or $.11 per share, in the 1999 third quarter.

    Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) decreased to negative $4.9 million for the three months ended September 30, 2000, from positive EBITDA of $0.7 million in the third quarter of 1999. The decrease in EBITDA is due to EBITDA losses from the print yellow pages business acquired in February 2000 and due to EBITDA losses from the Company's Internet operations. On a pro forma basis, after giving effect to the acquisitions, pro forma EBITDA loss for the third quarter ended September 30, 2000, increased 19.3% to $4.9 million from $4.1 million. The increase in EBITDA loss is due to higher losses from the Company's Internet operations in 2000. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

Results of operations for the nine months ended September 30, 2000, compared to the results of operations for the nine months ended September 30, 1999

    Total revenues were $80.1 million in the first nine months of 2000 compared to $42.3 million total revenues in the first nine months of 1999, an increase of 89.2%. The Company's print yellow pages operations account for $74.0 million, or 92.4%, of total revenues in the nine months ended September 30, 2000, compared to $42.3 million, or 100%, of total revenues in the comparable period of 1999. The Company's Internet operations account for the remaining revenues in 2000. The increase in revenues is due primarily to the following: (1) approximately $24.0 million of the increase is due to sales from the Company's new directories from the acquisition of YPtel Corporation in February 2000; (2) approximately $6.1 million of the increase is from Internet businesses acquired in February and April 2000; (3) approximately $6.5 million of the increase in revenues is due to the new Austin, Texas directory that had its first sales year in the second quarter of 2000; and (4) $1.9 million of the increase is due to a combination of increased advertising revenue from existing customers and incremental sales from new customers. These increases are partially offset by the loss of $1.7 million of revenue relating to the Monterey, California directory which was not distributed in the nine months ended September 30, 2000, for competitive reasons. The Company's Internet revenues increased to $6.1 million in the first nine months of 2000, whereas the Company had no Internet revenues in the first nine months of 1999. The Company expects revenues from its Internet operations to be a larger portion of total revenues in the future.

    On a pro forma basis, assuming the acquisitions occurred on January 1, 1999, pro forma total revenues increased 20.3% over pro forma 1999 total revenues for the nine month period. Pro forma print business revenues increased 15.6% to $87.8 million and revenues from WorldPages' Internet business increased 137% to $7.3 million for the pro forma nine month period.

    Printing, distribution and listings costs increased $5.2 million, or 43.6%, to $17.2 million in the first nine months of 2000 from $11.9 million in the comparable period of 1999. The increase in costs is due to printing costs associated with the Company's new directories from the acquisition of YPtel Corporation. As a percentage of sales, printing, distribution and listing costs decreased to 21.4% of sales in 2000 from 28.2% in the same period of 1999. The decrease in the percentage is due to operating efficiencies realized from higher sales volume.

    Sales and marketing costs for the first nine months of 2000 increased to $20.8 million from $9.8 million in the comparable period of 1999. The increase in costs is due primarily to sales and marketing costs of acquired businesses. As a percent of sales, sales and marketing increased to 26.0% of sales in 2000 from 23.0% in the first nine months of 1999. The increase in the percentage is due to higher commissions, selling and marketing costs associated with the Company's Internet operations in 2000.

    General and administrative expenses increased $18.4 million, or 120%, to $33.8 million for the nine months ended September 30, 2000, from $15.4 million in the same period of 1999. The increase in costs is due primarily to general and administrative cost of acquired businesses. As a percentage of revenues, general and administrative expenses increased to 42.2% of sales in the first nine months of 2000 from 36.3% in the same period of 1999. The expense rate is higher due to less operating efficiencies realized as a result of the lower sales volume and higher bad debt provision and other administrative costs associated with the Company's expansion into new markets and higher corporate costs.

    Depreciation and amortization was approximately $10.9 million in the first nine months of 2000 compared to $3.5 million in the first nine months of 1999. Depreciation and amortization is principally amortization of goodwill and customer lists resulting from acquisitions. The increase is due to the amortization of goodwill associated with the businesses acquired in February and April 2000.

    Interest expense for the first nine months was approximately $3.9 million in the first nine months of 2000, an increase of $.4 million from interest expense of $3.5 million in the comparable period of 1999. The increase is due increased borrowings and interest due to the acquisitions that occurred in February and April 2000 which is partially offset by lower borrowings under the Company's revolving credit facility after the sale of the Company's telecommunications entities up until the acquisitions.

    Income tax expense was $0.5 million for the first nine months of 2000 compared to income tax expense of $0.6 million in the comparable period of 1999. The decrease is due to lower taxable income in the first nine months of 2000 than in the first nine months of 1999. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of goodwill and customer lists is not deductible for tax purposes.

    Net loss from continuing operations was $7.0 million, or $.17 per share, in the nine months ended September 30, 2000, compared to a net loss from continuing operations of $2.4 million, or $.12 per share, in the first nine months of 1999.

    Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) increased 60.0% to $8.4 million for the nine months ended September 30, 2000, from EBITDA of $5.3 million in the first nine months of 1999. The increase in EBITDA is due to the aforementioned EBITDA from the first sales year for the Austin directory compared to negative EBITDA from the Austin directory in 1999, and positive EBITDA from the print yellow pages business acquired in February 2000. These improvements in EBITDA are partially offset by negative EBITDA from the Company's Internet operations. On a pro forma basis, assuming the acquisitions occurred at the beginning of 1999, pro forma EBITDA for the nine months ended September 30, 2000 increased

37.2% to $11.4 million from $8.2 million. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

Liquidity and Capital Resources

    The Company's working capital at September 30, 2000 was $26.2 million and its ratio of current assets to current liabilities was 2.0:1.

    In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53.0 million of the financing package has been used to refinance existing indebtedness. The additional $27 million will be used for working capital needs and other general corporate purposes. At September 30, 2000, the Company had $15.5 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (9.9% at September 30, 2000). The facility expires in February 2005 and requires commitment fees of .5% on the unused portion of the facility.

    The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages' common stock at a conversion price that is subject to adjustment at the end of every six-month period during the first two years of the term of the debentures. The maximum amount of additional shares issuable upon reset of the conversion price is 400,000 shares, subject to adjustments in the event of any stock splits, stock dividends, or other dilutive events with respect to shares of common stock. The holders of the debentures also received warrants to purchase 572,350 shares of WorldPages' common stock at an exercise price of $18.47 per share. The Company has provided to the debenture holders its calculation of the adjustment applicable to the six month period ended August 23, 2000, which provides for the maximum adjustment of 1,679,884 shares issuable upon conversion. Holders of the debentures have asserted that the maximum adjustment provision is not applicable to this calculation and therefore the first adjustment should result in approximately 5,096,000 shares issued upon conversion. The Company believes that the interpretation of the holders is incorrect. There can be no assurance that this disagreement, which would also affect the calculation of future resets, can be resolved amicably.

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

    On November 6, 2000, the Company announced that its board of directors has hired the investment banking firm of Morgan Stanley Dean Witter as its financial advisor to assist WorldPages in exploring strategic alternatives for maximizing shareholder value, which could include, among other things, the possible sale of WorldPages.

Item 3.—Quantitative and Qualitative Disclosures About Market Risk

    WorldPages is exposed to minimal market risks based on its current holdings and use of financial instruments. WorldPages does not hold or issue any financial instruments for trading, or speculative purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

    WorldPages is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding WorldPages' business. WorldPages is exposed to interest rate risk on amounts borrowed against its credit facility as of September 30, 2000. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates WorldPages is currently paying on its borrowings. In April and October 2000, the Company entered into a two-year interest rate swap, which fixed the LIBOR rate on $25.0 million of amounts borrowed under its revolving credit facility at 6.9% plus the applicable spread. There is no cap on the interest rate payable on amounts borrowed in excess of $25.0 million under WorldPages' revolving credit facility. If the interest rates on WorldPages' revolving credit facility were to increase by 10% over September 30, 2000 levels, WorldPages' annual interest expense would increase by approximately $.2 million.

    WorldPages' business and operations are also exposed to market risks resulting from changes in commodity prices for paper, WorldPages' principal raw material. Certain commodity grades of paper, including the grade WorldPages uses for its yellow pages directories, may be volatile. A 10% increase in the cost of directory grade paper used by WorldPages over September 30, 2000 levels, would result in an increase in WorldPages' annual operating costs of approximately $1.0 million.

PART II—OTHER INFORMATION

Item 1.—Legal Proceedings

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

Item 2.—Issuance of Securities

    None.

Item 3.—Exhibits and Reports on Form 8-K

(a)	Exhibits
Exhibit 11—Computation of Earnings Per Share
Exhibit 27—Financial Data Schedule (filed with the Securities and Exchange Commission only)
(b)	Reports on Form 8-K
None.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WorldPages.com, Inc. (Registrant)
Date: November 14, 2000	/s/ RICHARD O'NEAL Richard O'Neal Chairman and Chief Executive Officer
Date: November 14, 2000	/s/ MICHAEL A. PRUSS Michael A. Pruss Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  Item 1.—Financial Statements
WorldPages.com, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)
WorldPages.com, Inc. and Subsidiaries Consolidated Balance Sheets
WorldPages.com, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)
WorldPages.com, Inc. and Subsidiaries Notes to Consolidated Financial Statements Nine months Ended September 30, 2000 and 1999 (Unaudited)
  1. INTERIM RESULTS
  2. BASIS OF PRESENTATION
  3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  4. ACQUISITIONS
  5. LONG-TERM DEBT
  Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations
  Results of Operations
  Liquidity and Capital Resources
  Item 3.—Quantitative and Qualitative Disclosures About Market Risk
  PART II—OTHER INFORMATION
  Item 1.—Legal Proceedings
  Item 2.—Issuance of Securities
  Item 3.—Exhibits and Reports on Form 8-K
  SIGNATURES