Form 10-K405
period 2000-12-31
WORLDPAGES COM INC
filed 2001-04-02
CIK 1047643

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                        COMMISSION FILE NUMBER 001-13875
                           --------------------------

                              WORLDPAGES.COM, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                 76-0549396
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

6801 GAYLORD PARKWAY, SUITE 300                       75034
         DALLAS, TEXAS                              (Zip Code)
(Address of principal executive
           offices)

       Registrant's telephone number, including area code: (972) 731-6600

          Securities registered pursuant to Section 12(b) of the Act:

     Title of each class         Name of each exchange on
                                     which registered
$.0001 PAR VALUE COMMON STOCK         NEW YORK STOCK
                                      EXCHANGE, INC.

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

                                (Title of class)
                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the common stock held by non-affiliates of the Registrant, at March 27, 2001, as reported by the New York Stock Exchange, was approximately $90,883,000. As of March 27, 2001, the Registrant had approximately 47,029,545 shares of voting common stock outstanding.
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of WorldPages Notice of Annual Meeting and Proxy Statement to be filed with the Commission pursuant to Rule 14a-6 under the Securities Exchange Act of 1934 in connection with the Company's 2001 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-13, of this Annual Report on Form 10-K.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................    7
Item 3.   Legal Proceedings...........................................    8
Item 4.   Submission of Matters to a Vote of Security Holders.........    8

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related
            Stockholder Matters.......................................    8
Item 6.   Selected Financial Data.....................................    9
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   11
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   22
Item 8.   Financial Statements and Supplementary Data.................   22
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   22

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..........
Item 11.  Executive Compensation......................................
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................
Item 13.  Certain Relationships and Related Transactions..............

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................   23

                                     PART I

    This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Form 10-K the words "anticipates," "intends," "plans," "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements, including, but not limited to, the Company's projections and estimates regarding cash flows, capital expenditures and planned service offerings, are based upon management's beliefs, as well as on assumptions made by and information currently available to management, and involve various risks and uncertainties, certain of which are beyond the Company's control. Certain of such risks are identified under the caption "Risk Factors." The Company's actual results could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 1. BUSINESS

RECENT DEVELOPMENTS

    As previously announced on November 6, 2000, the Company hired Morgan Stanley Dean Witter as its financial advisor to assist the Company in exploring strategic alternatives for maximizing shareholder value. The Company's Board of Directors continues to evaluate a number of options, including the possible sale of the Company. There can be no assurance that any transaction could be consummated.

GENERAL

    WorldPages.com, Inc. ("WorldPages" or the "Company") facilitates commerce between consumers and local businesses through print Yellow Pages directories and an Internet directory. The Company provides print advertising to small and midsize businesses by publishing and distributing Yellow Pages directories to consumers in local markets. As a logical extension of our print Yellow Pages business, WorldPages delivers Internet advertising solutions to small and medium-sized businesses to capitalize on the growing market for local web advertising.

    WorldPages is the fourth largest independent Yellow Pages publisher in the U.S. We annually publish and distribute approximately 7 million Yellow Pages directories with advertising from approximately 80,000 customers. Our 42 markets in Arizona, California, Oklahoma, Oregon, Texas, Utah and Washington encompass some of the fastest growing regions of the country. WorldPages employs more than 450 sales agents. WorldPages markets to consumers primarily through the quality, convenience and strategically timed distribution of our directories. Our objective is to appeal to advertisers by offering superior, responsive sales and service, targeted geographical market segmentation, high consumer usage and competitive advertising rates.

    In addition to growing our current markets, we have leveraged our established sales infrastructure and broad brand recognition by expanding into new markets in an opportunistic and disciplined fashion. Through our award winning web site and online directory, www.worldpages.com, we utilize the Internet to bring local buyers and sellers together, creating an experience online that is consistent with a consumer's and advertiser's experience with the print Yellow Pages product. Named one of the top 100 web sites by both ENTREPRENEUR MAGAZINE and PC MAGAZINE, www.worldpages.com offers users direct access to a complete, accurate and reliable electronic directory. WorldPages' online directory offers users a revolutionary search mechanism that specifically and accurately provides relevant responses to a plain-text query. Our user-friendly search mechanism enables the consumer to access a dynamic and ever-growing library of thousands of content-rich web sites for local businesses and selects those sites most relevant to the user's request.

    For businesses that advertise locally, WorldPages provides a fast, cost-effective and customized web presence. WorldPages' services include the creation, hosting and targeted promotion of the web site and the provision of useful e-commerce tools.

    WorldPages' corporate strategy has several components, including:

    - Strategically expand our print business into new markets;

    - Continue to build market share within our current Yellow Pages markets;

    - Further penetrate our print Yellow Pages client base with our Internet product offering;

    - Extend our Internet products to customers of other Independent directory publishers; and

    - Continue to enhance the technological capacity of our Internet assets.

PRINT YELLOW PAGES BUSINESS

    WorldPages, through our Yellow Pages publishing subsidiaries Great Western and Pacific Coast Publishing, is the fourth largest independent Yellow Pages publisher in the United States. We publish and distribute approximately
7 million Yellow Pages directories annually in 42 markets in Arizona, California, Oklahoma, Oregon, Texas, Utah and Washington.

    Our print Yellow Pages revenues are derived from advertising space sold in our directories, which are produced and distributed annually in each market. Revenues are derived from local, regional and, to a lesser extent, national advertisers. We sell advertising to approximately 80,000 customers in our print directories. WorldPages currently publishes and distributes directories in the following markets:

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

    WorldPages markets to consumers primarily through the quality, convenience and effective distribution of our Yellow Pages directories. Relative to most competitors in our markets, WorldPages produces directories that are superior in quality and design that feature color print, attractive covers, large type and high-grade paper. We extensively verify our listing data to ensure the reliability and accuracy of our directories. In addition, our directories include enhanced user-friendly features such as audiotext, coupons, maps, neighborhood and community guides, emergency and government listings and cross-indexes. Selling advertising and sponsorships associated with these features, gives the Company an additional revenue channel.

    The geographic segmentation of our markets increases consumer usage and acceptance because it is based on consumers' actual shopping patterns. In contrast, the coverage of most of our competing directories coincides with telephone service territories or area codes. The areas encompassed by these telephone utility directories often incorporate multiple local consumer markets or only portions of a single consumer market. We endeavor to make our directories more convenient for consumers by directly focusing on the areas in which consumers pursue most of their commercial activities (referred to as "scoping"). The Company overscopes some markets by producing a directory that encompasses the service regions of two or more telephone utility directories. An overscoped Yellow Pages directory provides consumers with a more complete directory resource for the area. We underscope other markets by producing multiple smaller directories within a region consisting of many discrete communities for which a utility may produce a single Yellow Pages directory. Underscoping provides a more convenient and relevant source of information for consumers interested in local, community services. We also choose to overlay, or scope, our directories in substantially the same footprint as a competitor. This strategy is chosen if local calling patterns and toll restrictions prohibit effective overscoping. Appropriate scoping makes it easier for consumers to find the businesses in the locations they desire. To further drive consumer usage, we typically distribute our directories within a few months after the delivery of the major competing Yellow Pages. This timing gives the advantage of being "top of shelf" and "top of mind" for most of the year. By providing consumers with high quality, feature-rich, conveniently scoped and well-timed publications, we have consistently achieved high usage ratings in our markets.

    WorldPages has historically increased revenues by increasing the number and size of advertisements in recurring directories and by introducing new directories into new markets. We have targeted new directories in markets that are contiguous to our existing markets in order to utilize our established sales infrastructure and capitalize our brand name recognition. We also achieve growth through acquisitions of other independent Yellow Pages publishers that fit into our strategic plans.

    When WorldPages expands into a new market, we typically seek to attract targeted customers by producing and publishing a complete directory in which we offer free advertising space to customers, (referred to as a "prototype" directory). After the advertisers have an opportunity to experience the reception of the new directory and the response to their advertisements in the marketplace, WorldPages will sell the advertising in the second and subsequent years. Because of this strategy, we may incur substantial expenses relating to the initial directory in a new market with no corresponding revenues. In 1999, we incurred net costs of $3.1 million related to the prototype directory in the Austin, Texas market. We believe that this strategy improves the success of launching a new directory and builds stronger customer relationships and customer loyalty than we could otherwise achieve by selling the advertising for a new directory.

INTERNET BUSINESS

    As a logical extension of our print Yellow Pages advertising business, we also deliver targeted Internet advertising solutions and web services to local businesses. We provide businesses a fast, cost-effective and customized web presence. Our services include the creation, hosting and targeted promotion of the web site and the provision of useful e-commerce tools. WorldPages intends to be the premier provider of online directories, local commerce, advertising solutions and web services by:

    - providing consumers with a powerful, content-rich experience that includes quick access to the most accurate and comprehensive information including listings, maps, directions, news, weather, sports and other information on thousands of topics;

    - providing businesses with a fast, cost-effective approach to extend their business to Internet opportunities and to enhance their prospects by participating in a highly trafficked merchant network;

    - providing local and national businesses an opportunity to place advertisements that are targeted to a local, regional, or international audience based on the geography and content being accessed by consumers motivated to purchase.

    We market our Internet directory merchant services to our Yellow Pages customers in our existing markets. We have found that our services provide customers an opportunity not only to establish an Internet presence with web page design and support, but also to expand into web based advertising and electronic commerce.

    Through our award-winning web site, www.worldpages.com, we utilize the Internet to bring buyers and sellers together. By combining our online directory for consumers and Internet advertising solutions for businesses, WorldPages effectively creates an Internet-based Yellow Pages. Like print Yellow Pages, our online directory includes a listing, or in some cases a web site, for every business in a local market whether or not the business chooses to advertise through WorldPages. Because businesses can easily update their sites, the online directory will generally have more current and accurate information than print Yellow Pages. Unlike print directories, our online directory offers consumers dynamic content along with a quick and reliable search mechanism. With our directory's superior search capability, WorldPages' online directory makes relevant information easily accessible to consumers, allowing consumers to make better informed purchasing decisions. The search mechanism allows users to enter a string of keywords into one simple text box. The search technology interprets the user's request and searches each word of millions of web sites, quickly presenting web sites of businesses that will meet the consumer's request in order of relevance. This comprehensive search technology differentiates our online directory from competing Internet local directories, which typically provide only a class heading query mechanism and return only alphabetically listed White Pages results. Our web site also contains a full array of complimentary content, including mapping features, weather forecasts, news feeds, stock quotes and links to international and government directories. In addition, the web site is accessible via wireless devices.

    WorldPages provides local businesses with a fast, cost-effective approach to extend their business to the Internet. The Company essentially offers end-to-end web services, including the creation, hosting and promotion of branded and customized local business web sites. These services include the registration of domain names and the creation of geographic and business heading specific banner and tile ads. They also encompass e-commerce and business management tools. Having a web site at www.worldpages.com enables businesses to more effectively advertise their products and services to a targeted local or regional audience based on the geography and online content being requested by consumers.

SALES AND MARKETING

    Yellow Pages marketing is a direct sales business that requires both the servicing of existing accounts and the development of new customers. WorldPages has 450 local, "feet on the street" sales personnel. These account representatives initiate all of the Company's print directory revenues. They have the responsibility for servicing existing advertising accounts and developing new accounts within their assigned markets. Each sales representative is trained to sell and position the Internet as a critical part of a business' local advertising mix. Because many businesses may already have a web presence, our representatives help business owners understand the value of belonging to a comprehensive local on-line directory. Additionally, WorldPages has more than 70 dedicated Internet specialists that sell non-standard web services or attempt to upgrade an initial sale made by the Yellow Pages representative. Because we leverage our existing sales force and our relationships with local businesses, we believe our model is ideal for penetrating local markets. The Company also has three national accounts sales managers that call on certified marketing representatives for national account sales.

    WorldPages has developed time-tested practices and procedures to manage the productivity and effectiveness of our sales force. All new account representatives complete a formal training program and receive ongoing on-the-job training through the Company's regional sales management structure. Each account executive has a specified account assignment consisting either of new business leads or renewal accounts and has accountability for daily, weekly and monthly sales and advance payment goals.

    The sales cycle of a directory varies from three months to as long as ten months, depending on the size of the market and the directory's maturity. Unlike the print Yellow Pages business, WorldPages' Internet business does not have an annual sales cycle. The dynamic nature of the Internet offering enables a year-round sales process.

PRODUCTION AND DISTRIBUTION

    WorldPages' day-to-day operations, including order processing, art production, web site design, layout and pagination are conducted at our facilities in Wichita, Kansas; Amarillo, Texas; and Tacoma, Washington. WorldPages has complete responsibility for and discretion over the form, layout, organization and content of our directories. After completion of our in-house production process, directories are sent in electronic format to sub-contracted third parties for printing and binding.

    WorldPages delivers or contracts with other third-party vendors to distribute our directories to the businesses and residences in our markets. We typically distribute our directories within a few months of the competing telephone utility's distribution. Although we generally distribute our directories annually, the interval between editions sometimes varies so that the sales period for certain markets can be extended and to competitively time the Company's distribution relative to the distribution of the incumbent publication.

COMPETITION

    WorldPages' Yellow Pages operations compete largely with telephone utilities and, to a lesser extent, other independent Yellow Pages publishers. Our largest competitors in our markets are Southwestern Bell, Qwest and Verizon. There are no significant independent publishers currently in our markets. Competitive local exchange carriers are telecommunications companies that compete with local telephone utilities. Some competitive local exchange carriers compete with WorldPages by partnering with or acquiring independent publishers to allow their existing sales force to market a more complete complement of telecommunications services and to create or strengthen their brand name. We believe that as competition to provide local telephone service in the United States matures, the presence of competitive local exchange carriers in the Yellow Pages directory business will increase.

    WorldPages also operates in the Internet services market, which is a competitive, dynamic and rapidly changing market. Our Internet services competes, or expects to compete, with many directory services providers, content providers, search engines, web site production and hosting firms, service providers and other Internet infrastructure and information service providers. Our Internet operations also compete with traditional media for advertising and sponsorship business.

EMPLOYEES

    At December 31, 2000, the Company had 967 employees, of which approximately 536 were in the sales function. In June 1998, union certification was granted to sales personnel at two offices in Washington, representing approximately 40 sales representatives. WorldPages is currently negotiating a collective bargaining agreement with the Communication Workers of America for these employees. We believe that our employee relations are satisfactory.

RISK FACTORS

    IF WORLDPAGES IS UNABLE TO FIND ADDITIONAL SOURCES OF FINANCING, IT MAY BE UNABLE TO IMPLEMENT ITS STRATEGIC PLAN.

    WorldPages' management believes that its cash flows from its print yellow page operations and the remaining cash available under its revolving line of credit, as amended, will be sufficient to fund its current operations. WorldPages may need additional capital to implement both its plans to acquire other yellow pages publishers and to implement its Internet directory strategy. The inability to obtain such capital, if needed, would adversely affect WorldPages' ability to implement its plans.

    WORLDPAGES MAY NOT BE ABLE TO ACHIEVE OR SUSTAIN PROFITABILITY.

    Although WorldPages' print yellow pages businesses are profitable, WorldPages expects to generate losses in its Internet operations while it further develops that business. There can be no assurance that WorldPages will be able to sufficiently increase its revenue base or achieve and sustain profitability and generate sufficient cash flow to meet its working capital, capital expenditure and debt service requirements. The inability to increase revenue and generate sufficient cash flow may have a material adverse effect on WorldPages.

    WORLDPAGES' LARGE DEBT BALANCE COULD SIGNIFICANTLY AND MATERIALLY AFFECT WORLDPAGES' PLANS TO IMPLEMENT ITS NEW BUSINESS FOCUS, STRATEGY AND DIRECTIONS.

    This large debt balance could:

    - limit the ability of WorldPages to obtain additional financing for its working capital, capital expenditure and debt service requirements or other purposes;

    - require that a substantial portion of WorldPages' cash flow from operations, if any, be dedicated to the payment of principal and interest on its indebtedness;

    - limit its flexibility in planning, or reacting to, changes in its business;

    - make WorldPages' debt load higher than some of its competitors, which may place it at a competitive disadvantage;

    - make it more difficult for WorldPages to meet its obligations; and

    - make WorldPages more vulnerable to a downturn in its business or in the markets in which it operates.

    EXPECTED BENEFITS OF THE ACQUISITIONS MAY NOT BE REALIZED WHICH MAY ADVERSELY AFFECT EXPECTED EARNINGS.

    If WorldPages is not able to effectively integrate its technology, operations and personnel in a timely and efficient manner, then the benefits of acquiring YPtel, Web YP, Big Stuff and Interactive Media will not be realized. In particular, if the integration is not successful:

    - WorldPages may not achieve the expected results from the acquisition of YPtel, Web YP, Big Stuff and Interactive Media;

    - WorldPages may lose key personnel; and

    - WorldPages may not be able to retain key business relationships.

    WORLDPAGES INTERNET SERVICES SUBSIDIARIES HAVE A LIMITED OPERATING HISTORY.

    WorldPages' Internet services subsidiaries, have had a very limited operating history, and has incurred net losses since inception of operations and have never been profitable. Therefore, WorldPages' Internet services business may never be profitable. WorldPages' prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets such as Internet services.

    THE INTERNET BUSINESS MODEL IS EVOLVING AND UNPROVEN AND MAY NOT BE SUCCESSFUL.

    WorldPages' Internet business strategy is to facilitate transactions through advertising, website production and design, and e-commerce between buyers and sellers worldwide by establishing a premier Internet yellow pages network that is integrated with local print yellow pages directories. WorldPages' business model is relatively new to the Internet, is unproven and is likely to continue to evolve. Accordingly, WorldPages' business model may not be successful and WorldPages may need to change it. WorldPages' ability to generate significant advertising and e-commerce revenues by promoting its advertisers' business through its yellow pages website will depend, in part, on its ability to attract site traffic and provide its advertisers with the necessary tools to transact commerce on the Internet. WorldPages intends to continue to develop its business model as it explores opportunities internationally and in new and unproven areas such as e-commerce and to provide content and e-commerce solutions for emerging Internet applications. If WorldPages does not effectively execute its strategy, WorldPages' business will suffer and may never achieve or sustain profitability.

    IF THE COMMERCIAL USE OF THE INTERNET DOES NOT DEVELOP, OR IF THE INTERNET DOES NOT DEVELOP AS AN EFFECTIVE AND MEASURABLE MEDIUM FOR ADVERTISING, WORLDPAGES' BUSINESS WILL SUFFER.

    Most advertising agencies and potential advertisers, particularly local advertisers, have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. As the Internet evolves, advertisers may find Internet advertising to be a less effective means of promoting their products and services relative to traditional methods of advertising and may not continue to allocate funds for Internet advertising. Fluid and intense competition in the sale of advertising on the Internet has led different vendors to quote a wide range of rates and to offer a variety of pricing models for various advertising services. As a result, WorldPages may have difficulty projecting future advertising revenues and predicting which pricing models advertisers will adopt. In addition, if a large number of consumers use "filter" software programs that limit or remove advertising from the Internet, advertisers may choose not to advertise on the Internet.

    TO THE EXTENT THAT THE PRINT YELLOW PAGES BUSINESS MAY NOT BE AS PROFITABLE AS IT HAS BEEN HISTORICALLY, NET INCOME MAY BE ADVERSELY AFFECTED.

    The print yellow pages business will be the platform for growth for WorldPages. The expansion of business will depend upon the ability of management to successfully implement its strategy. A substantial portion of historical growth has resulted from the introduction of new directories. Although one of the strategies for achieving its financial objectives is increasing the number of its directories and the local markets which they serve, there can be no assurance that historical success in establishing new directories will continue. Management intends to continue to seek out opportunities for future expansion through the acquisition of yellow pages businesses, but there can be no assurance that WorldPages will be able to identify, negotiate and consummate acquisitions on satisfactory terms, if at all. There is no assurance that new acquisitions or new directories can be operated profitably or integrated successfully into WorldPages' operations. Furthermore, start-ups and acquisitions require substantial attention from and place substantial demands upon senior management, which may divert attention from and adversely impact their ability to manage existing businesses.

    CHANGING TECHNOLOGY AND NEW PRODUCT DEVELOPMENT MAY CAUSE A REDUCTION IN THE USE OF WORLDPAGES' PRODUCTS AND SERVICES. THIS WOULD NEGATIVELY IMPACT NET PROFITS OR MAY RESULT IN LOSSES.

    The yellow pages directory business is subject to changes arising from developments in technology, including information distribution methods, and users' technological preferences. As a result of these factors, WorldPages' growth and future financial performance may depend upon its ability to develop and market new products and services and create new distribution channels, while enhancing existing products, services and distribution channels, in order to accommodate the latest technological advances and user preferences. WorldPages intends to use the Internet as a distribution channel for its products and services and expects that, over the long-term, the use of the Internet will be at least as important to the combined companies as print directories. The increasing use of the Internet by consumers as a means to transact commerce may result in new technologies being developed and services provided that could compete with WorldPages' products and services. There can be no assurance that WorldPages will be successful in any attempt to provide its services over the Internet. A failure by WorldPages to anticipate or respond adequately to changes in technology and user preferences, or an inability to finance the necessary capital expenditures, could have a material adverse effect on WorldPages' business, operating results and financial condition.

    MANY OF WORLDPAGES' COMPETITORS HAVE GREATER FINANCIAL RESOURCES THAN WORLDPAGES, WHICH MAY LIMIT WORLDPAGES' ABILITY TO COMPETE EFFECTIVELY FOR ADVERTISING AND FUTURE ACQUISITIONS AND ADVERSELY AFFECT ITS NET INCOME.

    The yellow pages directory industry is competitive. WorldPages competes with large telephone utilities and to a lesser extent with independent yellow pages publishers. There are over 225 independent yellow pages publishers operating in competition with telephone utilities throughout the United States. Telephone utility competitors are larger and have greater financial resources than WorldPages. Other media in competition with yellow pages for local business and professional advertising include newspapers, radio, television, billboards and direct mail. There can be no assurance that WorldPages will be able to compete effectively with these other firms for advertising or acquisitions in the future.

    IF WORLDPAGES FAILS TO ENTER INTO AND MAINTAIN SATISFACTORY ARRANGEMENTS WITH CONTENT PROVIDERS, WORLDPAGES' BUSINESS WILL SUFFER.

    Certain WorldPages subsidiaries typically license content under short-term arrangements that do not require royalties or other fees for the use of the content. However, they may enter into revenue-sharing arrangements with certain content providers, and they pay certain content providers and web portals a one-time fee and/or a fee for each query from Web users. WorldPages expects that, in the future, such content providers and web portals will likely demand a greater portion of advertising revenues or will increase the fees that they charge for their content.

    THE PRINT AND INTERNET YELLOW PAGES INDUSTRIES ARE EXPERIENCING CONSOLIDATION, WHICH COULD LIMIT ACCESS TO CONTENT, REDUCE ADVERTISING, REDUCE THE CUSTOMER BASE OR HARM THE BUSINESS.

    The print and Internet yellow pages industries have recently experienced consolidation. This consolidation is expected to continue. Industry consolidation could affect the combined companies in a number of ways, including:

    - companies from whom WorldPages intends to acquire content could be acquired by one of their competitors and stop selling content to the combined companies;

    - WorldPages' customers could be acquired by one or more of their competitors and stop buying advertising from the combined companies; and

    - WorldPages' customers could merge with other customers, which could reduce the size of the combined companies' customer base.

    This consolidation in both the print and Internet industries could harm the combined companies' business.

    WORLDPAGES' SUCCESSFUL IMPLEMENTATION OF ITS NEW BUSINESS FOCUS, STRATEGY AND DIRECTION MAY BE NEGATIVELY AFFECTED AS NEW MANAGEMENT DEVOTES TIME AND ATTENTION TO LEARNING ABOUT WORLDPAGES AND AS IT ATTEMPTS TO INTEGRATE THE COMBINED COMPANIES.

    Much of the management of WorldPages is new to the company. Although this new management personnel are experienced executives in the yellow pages publishing and Internet directory industries, they have little employment experience with and only a limited background knowledge of WorldPages. This limited experience with the company could divert their attention from implementing WorldPages' new business focus, strategy and direction as they spend time learning about the company, and becoming acquainted with and learning to work with the other new members of the management team as well as with existing management. Also many of the employees are new to WorldPages and the management team will have to become acquainted with and integrate the new employees into the company.

    WORLDPAGES WILL BECOME INCREASINGLY RELIANT UPON INTERNALLY DEVELOPED SOFTWARE AND SYSTEMS WHICH MAY CONTAIN ERRORS AND WHICH MUST BE EXPANDED AND UPGRADED. WORLDPAGES' INABILITY TO CORRECT ANY ERRORS OR TO EXPAND OR UPGRADE ITS SOFTWARE AND SYSTEMS COULD AFFECT ITS ABILITY TO COMPETE.

    WorldPages must expand and upgrade its technology, transaction-processing systems and network infrastructure if the volume of traffic on its website or its affiliates' websites increases substantially. In addition, as WorldPages expands into e-commerce, it may have to significantly modify its systems. WorldPages could experience periodic temporary capacity constraints, which may cause unanticipated systems disruptions, slower response times and lower levels of customer service. WorldPages may be unable to accurately project the rate or timing of increases, if any, in the use of its content services or to expand and upgrade its systems and infrastructure to accommodate these increases in a timely manner. Any inability to do so could harm WorldPages' business.

    IF THE PERFORMANCE AND RELIABILITY OF THE INTERNET DIMINISH, WORLDPAGES COULD LOSE ADVERTISING AND E-COMMERCE REVENUES.

    WorldPages' success in its Internet business will depend, in large part, on other companies maintaining the Internet infrastructure. In particular, it will rely on the ability of other companies to maintain a reliable network backbone that provides adequate speed, data capacity and security and to develop products that enable reliable Internet access and services. If the Internet continues to experience significant growth in the number of users, frequency of use and amount of data transmitted, the Internet infrastructure may be unable to support the demands placed on it, and the Internet's performance or reliability may suffer as a result of this continued growth. In addition, the Internet could lose its commercial viability as a form of media due to delays in the development or adoption of new standards and protocols to process increased levels of Internet activity. Any such degradation of Internet performance or reliability could cause advertisers to reduce their Internet expenditures. If other companies do not develop the infrastructure or complementary products and services necessary to establish and maintain the Internet as a viable commercial medium, or if the Internet does not become a viable commercial medium or platform for advertising, promotions and electronic commerce, the business of WorldPages would suffer.

    BREACHES IN THE SECURITY OF WORLDPAGES' NETWORK COULD DAMAGE ITS REPUTATION AND SUBJECT IT TO LIABILITY AND BUSINESS LOSSES.

    WorldPages' networks may be vulnerable to unauthorized access by hackers or others, computer viruses and other disruptive problems. Someone who is able to circumvent security measures could misappropriate WorldPages' proprietary information or cause interruptions in its Internet operations which could harm its business. WorldPages may need to expend significant capital or other resources protecting against the threat of security breaches or alleviating problems caused by breaches. Persons may be able to circumvent the measures that WorldPages implements in the future. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to users accessing web pages that deliver WorldPages' content services, any of which would harm its business.

    Users of online commerce services are highly concerned about the security of transmissions over public networks. Concerns over security and the privacy of users may inhibit the growth of the Internet and other online services generally, and the web in particular, especially as a means of conducting commercial transactions. Users could possibly circumvent the measures that WorldPages takes to protect customer transaction data. To the extent that WorldPages' activities involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage WorldPages' reputation and expose it to a risk of loss or litigation and possible liability. Any compromise of WorldPages' security could harm its business.

    WORLDPAGES MAY BE SUBJECT TO LIABILITY FOR INFORMATION CONTAINED IN ITS PRINT AND INTERNET DIRECTORIES.

    WorldPages obtains content from third parties. When it aggregates, syndicates and distributes this content over the Internet, WorldPages may be held liable for the information that is contained in that content. This could subject WorldPages to legal claims for such things as defamation, negligence, intellectual property infringement and product or service liability. Many of the agreements by which WorldPages obtains content do not contain indemnity provisions in its favor. Even if a given contract does contain indemnity provisions, these provisions may not cover a particular claim. While WorldPages carries general business insurance, this coverage may be inadequate in amount or may not cover asserted claims. Even if an asserted claim is defeated, WorldPages may incur substantial legal fees and expenses and diversion of management time and attention.

    In addition, individuals whose names appear in the WorldPages' yellow pages and white pages directories have occasionally contacted WorldPages. These individuals believed that their phone numbers and addresses were unlisted, and WorldPages directories are not always updated to delete phone numbers or addresses when they are changed from listed to unlisted. While WorldPages has not received any claims from these individuals, it may receive claims in the future. Any liability that WorldPages incurs as a result of content that it receives from third parties could harm its financial results.

    DISPUTE REGARDING INTERPRETATION OF CONVERTIBLE DEBENTURES

    The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages' common stock at a conversion price that is subject to reset at the end of every six-month period during the first two years of the term of the debentures. The maximum amount of additional shares issuable upon reset of the conversion price is 400,000 shares, subject to adjustments in the event of any stock splits, stock dividends, or other dilutive events with respect to shares of common stock. The Company has provided to the debenture holders its calculation of the adjustment applicable to the six month period ended August 23, 2000, which provides for the maximum adjustment of 1,679,884 shares issuable upon conversion. Holders of the debentures have asserted that the maximum adjustment provision is not applicable to this calculation and therefore the first adjustment should result in approximately 5,096,000 shares issuable upon conversion. The Company believes that the interpretation of the holders is incorrect. There can be no assurance that this disagreement, which would also affect the calculation of future resets, can be resolved amicably.

    THE EXCHANGEABLE SHARE STRUCTURE REPRESENTS A SIGNIFICANT RESTRICTION ON WORLDPAGES' FUTURE ABILITY TO ENGAGE IN A TRANSACTION INVOLVING THE SALE OF ITS SHARES AND ASSETS. EVEN IF WORLDPAGES IS ABLE TO ENGAGE IN THE TRANSACTIONS, THE COMPLICATED STRUCTURE OF THE CLASS A SPECIAL SHARES COULD RESULT IN A POTENTIAL PURCHASER DECREASING THE AMOUNT PER WORLDPAGES SHARE IT WOULD BE WILLING TO PAY FOR WORLDPAGES.

    Shareholders of YPtel were issued Class A special shares by ACG Exchange Company, a wholly-owned Nova Scotia subsidiary of WorldPages, which are exchangeable on a one-for-one basis for WorldPages' common stock.

    MERGERS. The terms of the acquisition of YPtel restrict the ability of WorldPages to engage in merger transactions with other companies unless the WorldPages board of directors has used its best efforts to provide comparable treatment between the holders of WorldPages common stock and the holders of Class A Special Shares, taking into account the general tax effect of such merger upon such holders, respectively, and economic equivalency.

    A merger partner or acquirer willing to agree to continue the tax deferral arrangement of the Class A Special Shares for the balance of the 5-year period may offer a lower price or value for that reason. WorldPages believes that potential acquirors or merger partners will be reluctant to agree to the restrictions referenced above and the other restrictions contained in the Exchange and Voting Trust Agreement, the Support Agreement and the Class A Special Shares provisions.

    - In a merger involving the exchange of other stock for WorldPages common stock, if the merger partner or acquirer is unwilling to continue the tax deferral arrangement provided by the ACG Exchange Company/Class A Special Share structure, this could result in holders of Class A Special Shares being allocated a higher per share consideration than holders of WorldPages common stock in the merger.

    - If the merger consideration is all cash to both holders of WorldPages common stock and holders of Class A Special Shares, however, the same per share cash consideration will be applicable to both groups.

    SPINOFFS. It may be impossible to structure a stock spin-off to stockholders of WorldPages during the time the Class A Special Shares are outstanding.

    THE EXCHANGEABLE SHARE STRUCTURE COULD RESULT IN A SIGNIFICANT COST IN OBTAINING CONSENTS FROM THE HOLDERS OF CLASS A SPECIAL SHARES.

    Most of the restrictions noted above are not applicable if WorldPages is able to obtain the consent of the requisite majority of holders of the Class A Special Shares to the actions WorldPages desires to take, but in many cases obtaining such consent may not be easy or itself may require costly payments and the need for significant tax and legal advice to determine how or if the transaction can be structured and the applicable tax consequences to the various parties.

ITEM 2. PROPERTIES

    WorldPages leases our offices in Dallas, Texas; Wichita, Kansas; San Francisco, California; Tacoma, Washington and various sales offices throughout our geographic territory. We also own an office building in Amarillo, Texas. The expiration of any lease would not have a material adverse effect on the business or financial condition of WorldPages. We believe that sufficient office space is available at reasonable rental rates in the locations in which we operate and moving from one location to another in any market area would not materially interrupt or interfere with our business.

ITEM 3. LEGAL PROCEEDINGS

    In November 1999, the Company sold its telecommunications operations to Ionex Telecommunications, Inc. Subsequent to the sale, Ionex has made various assertions and claims for indemnification relating to certain representations and warranties made by the Company in the purchase and sale agreement. The Company has rejected responsibility for certain of the indemnification claims and has notified Ionex that such claims are without merit. Ionex has not taken any legal action against the Company with respect to rejected claims. In the event Ionex takes any legal action, the Company intends to vigorously defend the matter.

    See Risk Factor "Dispute Regarding Interpretation of Convertible
Debentures."

    As is the case with many companies, WorldPages faces exposure to actual or potential claims and lawsuits involving our business and assets. WorldPages is currently party to a number of lawsuits consisting of ordinary, routine litigation incidental to the business of WorldPages. We believe that any liabilities resulting from such lawsuits will not have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    WorldPages did not submit any matter to a vote of our stockholders during the last quarter of our fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

(A) PRINCIPAL MARKET

    WorldPages' common stock is traded on the New York Stock Exchange under the symbol "WPZ". WorldPages is authorized to issue 180,000,000 shares of common stock, par value $.0001 per share and 20,000,000 shares of preferred stock, par value $.0001 per share. At March 24, 2001, 47,029,545 shares of voting common stock were outstanding and one share of Class B Voting Preferred Stock was issued and outstanding.

(B) STOCK PRICE AND DIVIDEND INFORMATION

                                                                CLOSING MARKET
                                                                     PRICE          DIVIDENDS
                                                              -------------------      PER
                                                                HIGH       LOW        SHARE
                                                              --------   --------   ---------
1999
  1st Quarter...............................................   $ 7.00     $3.94       $  --
  2nd Quarter...............................................    13.00      4.75          --
  3rd Quarter...............................................     9.50      6.63          --
  4th Quarter...............................................    13.63      6.00          --

2000
  1st Quarter...............................................   $16.69     $7.88       $  --
  2nd Quarter...............................................     8.50      5.63          --
  3rd Quarter...............................................     5.94      3.94          --
  4th Quarter...............................................     4.00      2.00          --

    No dividends have been paid on common stock since WorldPages' inception. It is WorldPages' current intention to retain our earnings, if any, to finance the growth of our business and for general corporate purposes and WorldPages expects that it will not pay any dividends for the foreseeable future. WorldPages' credit facilities restrict dividend payments.

(C) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    As of December 31, 2000, there were 345 owners of record of common stock. On that date, the closing price of WorldPages' common stock was $2.69.

(D) RECENT SALES OF UNREGISTERED SECURITIES

    In February 2000, WorldPages acquired all of the outstanding stock of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. for 20,606,363 newly issued shares of WorldPages common stock. In April 2000, WorldPages acquired all of the outstanding common stock of Interactive Media Services, Inc., including its operating subsidiary ChoiceContent.com, for 2,083,311 newly issued shares of WorldPages common stock valued at $16.2 million and $5.3 million in cash.

    All of the newly issued shares of WorldPages common stock described in the previous paragraph were issued in transactions exempt from registration under
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

    The following selected financial data of the Company with respect to each of the three years in the three year period ended December 31, 2000 are derived from the historical financial statements of the Company, which were audited by KPMG LLP, independent certified public accountants. Prior to 1998, the Company operated as a holding company and had no significant operations other than the pursuit of acquisition interests. The following data should be read in conjunction with the historical consolidated financial statements of the Company, and the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as Item 7 of this report.

    Basic and diluted loss per share for the Company have been computed using the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares was based on common stock outstanding for basic and diluted loss per share. All other common share equivalents, including exercise of common stock options and warrants, are excluded from the calculation of net loss per share due to their anti-dilutive effect.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenues.................................................  $  102,253   $   49,987   $   38,090
Expenses:
  Printing, distribution and listings....................      21,982       13,440        8,670
  Sales and marketing....................................      29,168       11,464        8,976
  General and administrative.............................      44,618       20,529       16,689
  Depreciation and amortization..........................      15,753        4,695        4,190
  Stock-based compensation...............................          --           --        1,760
                                                           ----------   ----------   ----------
Income (loss) from operations............................      (9,268)        (141)      (2,195)
Other income (expense):
  Interest expense.......................................      (5,355)      (4,766)      (1,845)
  Other..................................................        (123)          75          177
                                                           ----------   ----------   ----------
Income (loss) from continuing operations before income
  taxes and extraordinary item...........................     (14,746)      (4,832)      (3,863)
Income tax expense (benefit).............................      (2,910)      (1,465)         (91)
                                                           ----------   ----------   ----------
Net income (loss) from continuing operations before
  extraordinary item.....................................     (11,836)      (3,367)      (3,772)
Extraordinary item--loss on early retirement of debt, net
  of income tax benefit of $1,404........................      (2,291)          --           --
Loss from discontinued operations, net of tax benefit of
  $4,007 and $6,368, respectively........................          --       (7,378)      (7,507)
Loss on sale of discontinued operations, net of tax
  benefit of $8,145......................................          --      (51,800)          --
                                                           ----------   ----------   ----------
Net loss.................................................  $  (14,127)  $  (62,545)  $  (11,279)
                                                           ==========   ==========   ==========
Basic and diluted income (loss) per share from:
  Continuing operations..................................  $     (.28)  $     (.17)  $     (.20)
  Extraordinary early retirement of debt.................        (.05)          --           --
  Discontinued operations................................          --         (.37)        (.41)
  Sale of discontinued operations........................          --        (2.60)          --
                                                           ----------   ----------   ----------
Net income (loss) per share..............................  $     (.33)  $    (3.14)  $     (.61)
                                                           ==========   ==========   ==========
Weighted average common shares outstanding...............  42,559,843   19,955,829   18,593,947
                                                           ==========   ==========   ==========

                        CONSOLIDATED BALANCE SHEET DATA
                                 (IN THOUSANDS)

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Current assets..............................................  $ 51,306   $ 20,194   $ 34,431
Working capital (deficit)...................................    26,326      6,807      9,453
Total assets................................................   334,950    109,059    187,622
Short-term borrowings.......................................        61     24,000     17,117
Long-term debt..............................................    68,606         --     17,233
Stockholders' equity (deficit)..............................   241,364     71,672    131,584

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The following table sets forth, for the periods presented, certain information relating to the continuing operations of WorldPages, expressed as a percentage of revenues, excluding prototype directories and stock-based compensation expense:

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2000        1999        1998
                                                                --------    --------    --------
Directory revenues..........................................      90.6%      100.0%      100.0%
Internet revenues...........................................       9.4          --          --
                                                                 -----       -----       -----
                                                                   100%      100.0%      100.0%
Cost of services:
  Printing, distribution and publishing.....................      21.5        21.7        23.5
  Sales and marketing.......................................      28.5        21.8        22.8
  General and administrative................................      43.6        41.4        40.8
  Depreciation and amortization.............................      15.4         9.7        10.1
                                                                 -----       -----       -----
Operating income from continuing operations.................     (9.0)%        5.4%        2.8%
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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000, COMPARED TO THE
  RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

    Total revenues were $102.3 million in the year 2000 compared to $50.0 million total revenues in 1999, an increase of 104.6%. The Company's print yellow pages operations account for $92.7 million, or 90.6%, of total revenues in the year ended December 31, 2000, compared to $50.0 million, or 100%, of total revenues in the comparable period of 1999. The Company's Internet operations account for the remaining revenues in 2000. The increase in revenues was due primarily to the following: (1) approximately $33.2 million of the increase is due to sales from the Company's new directories from the acquisition of YPtel Corporation in February 2000; (2) approximately $9.6 million is from growth in the Company's Internet business; (3) approximately $6.5 million is due to the new Austin, Texas directory that had its first sales year in the second quarter of 2000; and (4) $4.7 million of the increase is due to a combination of increased advertising revenue from existing customers, incremental sales from new customers and sales from directory services. These increases were partially offset by the loss of $1.7 million of revenue relating to the Monterey, California directory that was not distributed in the year 2000, but delayed until 2001 for competitive reasons. The Company's Internet revenues increased to $9.6 million in 2000, whereas the Company had no Internet revenues in 1999. The Company expects revenues from its Internet operations to be a larger portion of total revenues in the future.

    On a pro forma basis, assuming the acquisitions occurred on January 1, 1999, pro forma total revenues increased to $117.3 million, or 27.2% over pro forma 1999 total revenues. Pro forma print business revenues increased 20.8% to $106.5 million and pro forma Internet business revenue increased 162% to $10.8 million for the pro forma period from $4.1 million.

    Printing, distribution and listings costs increased to $22.0 million, or 63.6%, in the year 2000 from $13.4 million in 1999. The increase in costs was due to printing costs associated with the Company's new directories from the acquisition of YPtel Corporation. As a percentage of sales, printing, distribution and listing costs decreased to 21.5% of sales in 2000 from 21.7% in 1999. The decrease in the percentage was due to operating efficiencies realized from higher sales volume.

    Sales and marketing costs for the year 2000 increased to $29.2 million, or 154%, from $11.5 million in 1999. The increase in costs was due primarily to sales and marketing costs of acquired businesses. As a percentage of sales, sales and marketing increased to 28.5% of sales in 2000 from 21.8% in 1999. The increase in the percentage was due to higher commissions, selling and marketing costs associated with the Company's Internet operations in 2000.

    General and administrative expenses for the year 2000 increased to $44.6 million, or 117%, from $20.5 million in 1999. The increase in costs was due primarily to general and administrative costs of acquired businesses. As a percentage of revenues, general and administrative expenses increased to 43.6% of sales in the year 2000 from 41.4% in 1999. The expense rate was higher due to general and administrative costs associated with the Company's Internet business, higher bad debt provision and other administrative costs associated with the Company's expansion into new markets and higher corporate costs.

    Depreciation and amortization was approximately $15.8 million in the year 2000 compared to $4.7 million in 1999. Depreciation and amortization consisted principally of the amortization of goodwill and customer lists resulting from acquisitions. The increase was due to the amortization of goodwill associated with the businesses acquired in February and April 2000.

    Interest expense for the year 2000 was approximately $5.4 million, an increase of $.6 million from interest expense of $4.8 million in 1999. The increase was due to increased borrowings and interest related to the acquisitions that occurred in February and April 2000, which was partially offset by lower borrowings under the Company's revolving credit facility after the sale of the Company's telecommunications entities up until the acquisitions.

    Income tax benefit was $2.9 million for the year 2000 compared to an income tax benefit of $1.5 million in 1999. The decrease was due to a higher net loss in 2000 than in 1999. The Company's effective tax rate is substantially higher than statutory tax rates principally because amortization of goodwill is not deductible for tax purposes. Management believes that the Company will generate sufficient taxable income to utilize the tax benefits recorded prior to their expiration.

    Net loss from continuing operations was $11.8 million, or $.28 per share, in the year ended December 31, 2000, compared to a net loss from continuing operations of $3.4 million, or $.17 per share, in 1999.

    Earnings from continuing operations before interest, taxes, depreciation and amortization (EBITDA) increased 42.4% to $6.5 million for the year ended December 31, 2000, from EBITDA of $4.6 million in 1999. The increase in EBITDA was due to the aforementioned EBITDA from the first sales year for the Austin directory compared to negative EBITDA from the Austin directory in 1999, and positive EBITDA from the print yellow pages business acquired in February 2000. These improvements in EBITDA were partially offset by negative EBITDA from the Company's Internet operations. On a pro forma basis, assuming the acquisitions occurred at the beginning of 1999, pro forma EBITDA for the year ended
December 31, 2000 increased 103% to $9.5 million from $4.7 million. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

    RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999, COMPARED TO THE PRO FORMA RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998. THE 1998 PRO FORMA RESULTS ASSUME THAT THE ACQUISITION OF GREAT WESTERN OCCURRED ON JANUARY 1, 1998.

    Revenues from continuing operations for the year ended December 31, 1999, increased 5.6% to $50.0 million from pro forma revenues of $47.3 million in 1998. Approximately $.8 million of the increase was due to the introduction of a prototype directory in the Austin, Texas market in the second quarter of 1999 and approximately $.6 million of the increase was due to the first sold year publication of a directory in the North Channelview, Texas market. Excluding prototype directories, revenues increased 3.0% to $48.6 million. The increase in revenue from recurring directories was due to a combination of increased advertising revenue from existing customers and incremental sales from new customers.

    Printing, distribution and listing costs for the year ended 1999, increased $2.1 million to $13.4 million from pro forma $11.3 million in 1998. The increase was due to $2.8 million of costs related to the Austin, Texas prototype directory incurred during the second quarter of 1999. Excluding prototype directories, printing, distribution, and listing costs decreased 5.0% to $10.5 million. As a percent of sales, printing, distribution and listing costs of recurring directories decreased to 21.7% of sales in 1999 from 23.5% in 1998. The decrease was due to the negotiation of lower costs from printers and outside service providers for certain directories offset partially by higher costs on certain other directories.

    Sales and marketing costs for the year ended December 31, 1999, increased to $11.5 million from pro forma $10.8 million in 1998. The increase was principally due to $.7 million of costs related to the Austin, Texas prototype directory. Excluding prototype directories, sales and marketing costs were $10.6 million. As a percent of sales, sales and marketing costs decreased to 21.8% of sales in 1999 from 22.8% in 1999. The decrease in the expense rate was due to lower incentive compensation and trade expenses resulting from restructured incentive compensation and trade programs.

    General and administrative expenses increased $1.3 million, or 6.6%, to $20.5 million for the year ended December 31, 1999, from pro forma
$19.2 million in 1998. The increase was partially due to $.4 million of expenses related to the Austin, Texas prototype directory. Excluding prototype directories, general and administrative expenses increased 4.5% to $20.1 million. As a percentage of revenues, general and administrative expenses were 41.4% of sales for the year ended December 31, 1999, and 40.8% of pro forma sales in the year ended December 31, 1998. The increase in the expense rate was due to increases in the bad debt reserve and salaries and wages, which were partially offset by operating efficiencies.

    Depreciation and amortization was approximately $4.7 million in the year ended December 31, 1999, and $4.8 million in pro forma 1998. Depreciation and amortization consisted principally of the amortization of goodwill and customer lists resulting from the acquisition of Great Western.

    Interest expense for the year ended December 31, 1999, was approximately $4.8 million, an increase of $2.8 million from pro forma interest expense of $2.0 million in 1998. The increase was due to higher debt from borrowings under Great Western's revolving credit facility used to finance WorldPages' operating losses and growth in the discontinued telecommunications segment. No interest expense was allocated to discontinued operations.

    Income tax benefit of $1.5 million was recognized for the year ended December 31, 1999, compared to pro forma income tax expense of $.7 million in 1998. The decrease was due to lower taxable income in 1999 than in 1998. WorldPages' effective tax rate is substantially higher than statutory tax rates principally because amortization of goodwill is not deductible for tax purposes.

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

    WorldPages did not complete the acquisition of Great Western and the telecommunications subsidiaries until February 18, 1998; therefore, actual results include only the activity of Great Western from February 18, 1998 to December 31, 1998. For the year ended December 31, 1998, actual loss from operations was $2.2 million and net loss from continuing operations was $3.8 million, or $.20 per share. WorldPages had no operating revenues in 1997 and was engaged in activities relating to the IPO.

DISCONTINUED OPERATIONS

    Net loss from discontinued operations was $28.3 million for the period from January 1, 1999 to November 19, 1999, compared to net loss from discontinued operations of $13.9 million in the year ended December 31, 1998. Approximately $16.9 million of these net losses were included in the estimated loss on sale and were charged against the reserve established in the first quarter of 1999.

    Revenues from discontinued telecommunications services increased 28.8% to $86.2 million in 1999 compared to $59.6 million in 1998. The increase in telecommunications revenue was due to increased local service revenue as WorldPages implemented aggressive sales and marketing of local services in addition to long-distance services. WorldPages' local service revenues in 1999 were $46.3 million compared to 1998 local service revenues of $19.1 million.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at December 31, 2000 was $26.3 million and its ratio of current assets to current liabilities was 2.0:1. Our primary source of liquidity is borrowing available under the Company's senior revolving credit facility.

    In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53.0 million of the financing package was used to refinance existing indebtedness of the acquired companies. At
December 31, 2000, the Company had $11.6 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25%, depending on the Company's leverage ratio as defined (9.9% at December 31, 2000). The facility expires in February 2005 and requires commitment fees of .5% on the unused portion of the facility.

    The convertible debentures, which are due in February 2006, are convertible into shares of WorldPages' common stock at a conversion price that is subject to reset at the end of every six-month period during the first two years of the term of the debentures. The maximum amount of additional shares issuable upon reset of the conversion price is 400,000 shares, subject to adjustments in the event of any stock splits, stock dividends, or other dilutive events with respect to shares of common stock. The holders of the debentures also received warrants to purchase 572,350 shares of WorldPages' common stock at an exercise price of $18.47 per share. The Company has provided to the debenture holders its calculation of the adjustment applicable to the six month period ended
August 23, 2000, which provides for the maximum adjustment or 1,679,884 shares issuable upon conversion. Holders of the debentures have asserted that the maximum adjustment provision is not applicable to this calculation and therefore the first adjustment should result in approximately 5,096,000 shares issued upon conversion. The Company believes that the interpretation of the holders is incorrect. There can be no assurance that this disagreement, which would also affect the calculation of future resets, can be resolved amicably.

    Also in connection with the Acquisitions, WorldPages converted
$15.8 million of 5% notes payable and accrued interest into 2,863,637 shares of common stock. This early retirement of debt resulted in a loss of $2.3 million, net of a $1.4 million income tax benefit that has been treated as an extraordinary item for financial reporting purposes.

    As previously announced, on November 6, 2000, the Company hired the investment banking firm of Morgan Stanley Dean Witter as its financial advisor to assist WorldPages in exploring strategic alternatives for maximizing shareholder value. The Company's Board of Directors continues to evaluate a number of options, including the possible sale of the Company. There can be no assurance that any transaction could be consummated.

    On November 19, 1999, WorldPages sold, in a stock sale, its four wholly-owned subsidiaries which provided telecommunications services to Ionex Telecommunications, Inc., formerly known as Compass Telecommunications, Inc. Those four wholly-owned subsidiaries were Feist Long Distance, Inc.,
FirsTel, Inc., Telecom Resources, Inc., and Valu-Line of Longview, Inc. In addition, prior to the sale of the wholly-owned subsidiaries, WorldPages transferred its telecommunications operations related assets and liabilities to those subsidiaries. WorldPages received cash of $42.6 million, which represents the $49.8 million purchase price less working capital and other adjustments of $7.2 million. The net sale proceeds from the sale of the telecommunications subsidiaries were used to reduce the balance of the credit facility and to pay certain outstanding liabilities of WorldPages.

    During the year 2000, the Company used $6.0 million of cash in operations. This was due primarily to an increase in accounts receivable and other assets. The Company used $13.1 million of cash for investing activities, consisting of $10.9 million for the cash portion of the purchase price of businesses acquired and $2.2 million of capital expenditures. Cash of $18.3 million was provided from financing activities consisting primarily of $16.3 million from net borrowing under the Company's revolving credit facility and $4.0 million of proceeds from the exercise of stock options.

    WorldPages' management believes that cash flows from its yellow pages business and the remaining cash available under its line of credit, will be sufficient to fund its current operations.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities. SFAS No. 133 requires that every derivative be recorded as either an asset or liability in the balance sheet and measured at its fair value. SFAS
No. 133 also requires that changes in the derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that require hedge accounting. The Company is required to adopt SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," and SFAS
No. 138 "Accounting for Certain Derivatives Instruments and Certain Hedging Activities--an amendment to FASB Statement No. 133" on a prospective basis for interim periods and fiscal years beginning January 1, 2001. Management does not anticipate that the adoption of SFAS No. 133, as amended, will have a material effect on the consolidated financial position or results of operations of the Company.

    In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." SAB 101 provides interpretive guidance on the recognition, presentation and disclosure of revenue in financial statements. Management has determined that the adoption of this standard will not have a material impact on the Company's consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    WorldPages is exposed to minimal market risks based on its current holdings and use of financial instruments. WorldPages does not hold or issue any financial instruments for trading, hedging or speculative purposes. Financial instruments held for other than trading purposes do not impose a material market risk.

    WorldPages is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding WorldPages' business. WorldPages is exposed to interest rate risk on amounts borrowed against its credit facility as of December 31, 2000. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates WorldPages is currently paying on its borrowings. The Company entered into a two-year interest rate swap, which fixed the LIBOR rate on $25.0 million of amounts borrowed under its revolving credit facility at 6.9% plus the applicable spread. There is no cap on the interest rate payable on amounts borrowed in excess of the $25.0 million WorldPages' revolving credit facility. If the interest rates on WorldPages' revolving credit facility were to increase by 10% over December 31, 2000 levels, WorldPages' annual interest expense would increase by approximately $380,000.

    WorldPages' business and operations are also exposed to market risks resulting from changes in commodity prices for paper, WorldPages' principal raw material. Certain commodity grades of paper, including the grade WorldPages uses for its yellow pages directories, may be volatile. A 10% increase in the cost of directory grade paper used by WorldPages over December 31, 2000 levels, would result in an increase in WorldPages' annual operating costs of approximately $850,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 under the caption "(a) 1. Financial Statements" in this Annual Report on Form 10-K, together with the respective pages in this Annual Report on Form 10-K where such information is located. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this
Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    WorldPages has never filed a Current Report on Form 8-K to report a change in accountants or a disagreement over accounting principles or procedures, financial statement disclosure or otherwise.

                                    PART III

    The information required by Part III (Items 10, 11, 12 and 13) of this form 10-K is incorporated by reference from the Company's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after December 31, 2000, all of which information is hereby incorporated by reference in, and made part of, this Form 10-K.

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

(b) REPORTS ON FORM 8-K

    During the quarter ended December 31, 2000, the Company did not file a Current Report on Form 8-K.

(c) EXHIBITS

    See the Exhibit Index at page II-3 of this Report.

 EXHIBIT
  NUMBER                DESCRIPTIONS
 -------    -------------------------------------
Exhibit 23  Independent Auditors' Consent

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors

WorldPages.com, Inc.:

    We have audited the accompanying consolidated balance sheets of WorldPages.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended
December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of WorldPages.com, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of WorldPages.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

St. Louis, Missouri                                                     KPMG LLP

February 7, 2001

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Revenues.................................................  $  102,253   $   49,987   $   38,090
Expenses:
  Printing, distribution and listings....................      21,982       13,440        8,670
  Sales and marketing....................................      29,168       11,464        8,976
  General and administrative.............................      44,618       20,529       16,689
  Depreciation and amortization..........................      15,753        4,695        4,190
  Stock-based compensation...............................          --           --        1,760
                                                           ----------   ----------   ----------
Income (loss) from operations............................      (9,268)        (141)      (2,195)
Other income (expense):
  Interest expense.......................................      (5,355)      (4,766)      (1,845)
  Other..................................................        (123)          75          177
                                                           ----------   ----------   ----------
Income (loss) from continuing operations before income
  taxes and extraordinary item...........................     (14,746)      (4,832)      (3,863)
Income tax expense (benefit).............................      (2,910)      (1,465)         (91)
                                                           ----------   ----------   ----------
Net income (loss) from continuing operations before
  extraordinary item.....................................     (11,836)      (3,367)      (3,772)
Extraordinary item--loss on early retirement of debt, net
  of income tax benefit of $1,404........................      (2,291)          --           --
Loss from discontinued operations, net of tax benefit of
  $4,007 and $6,368, respectively........................          --       (7,378)      (7,507)
Loss on sale of discontinued operations, net of tax
  benefit of $8,145......................................          --      (51,800)          --
                                                           ----------   ----------   ----------
Net loss.................................................  $  (14,127)  $  (62,545)  $  (11,279)
                                                           ==========   ==========   ==========
Basic and diluted income (loss) per share from:
  Continuing operations..................................  $     (.28)  $     (.17)  $     (.20)
  Extraordinary early retirement of debt.................        (.05)          --           --
  Discontinued operations................................          --         (.37)        (.41)
  Sale of discontinued operations........................          --        (2.60)          --
                                                           ----------   ----------   ----------
Net income (loss) per share..............................  $     (.33)  $    (3.14)  $     (.61)
                                                           ----------   ----------   ----------
Weighted average common shares outstanding...............  42,559,843   19,955,829   18,593,947
                                                           ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                           ASSETS
Current assets:
  Cash and cash equivalents.................................  $    519   $  1,315
  Accounts receivable (net of allowance of $8,155 in 2000
    and $4,246 in 1999).....................................    38,358     14,223
  Deferred costs............................................    11,475      4,482
  Prepaid expenses and other current assets.................       954        174
                                                              --------   --------
    Total current assets....................................    51,306     20,194
                                                              --------   --------
Property, plant and equipment, net..........................     5,866      1,377
Intangible assets from business acquisitions, net...........   263,004     75,413
Deferred taxes..............................................    13,136      6,504
Other assets, net...........................................     1,638      5,571
                                                              --------   --------
    Total other assets......................................   283,644     88,865
                                                              --------   --------
    Total assets............................................  $334,950   $109,059
                                                              ========   ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities..................  $ 18,374   $  9,447
  Short-term debt and current maturities of long-term
    debt....................................................        61     24,000
  Deposits..................................................     4,338      3,940
  Other current liabilities.................................     2,207         --
                                                              --------   --------
    Total current liabilities...............................    24,980     37,387
Long-term obligations:
  Long-term debt............................................    68,606         --
                                                              --------   --------
    Total liabilities.......................................    93,586     37,387
                                                              ========   ========
Commitments and contingencies...............................
Stockholders' equity (deficit):
Preferred stock, Series B $.0001 par value: 20,000,000
  shares authorized; 1 share issued and outstanding.........        --         --
Common stock, $.0001 par value: 180,000,000 shares
  authorized; 47,029,545 and 20,426,753 shares issued and
  outstanding, respectively.................................         4          2
Additional paid-in capital..................................   333,255    149,438
Retained earnings (accumulated deficit).....................   (91,895)   (77,768)
                                                              --------   --------
Total stockholders' equity..................................   241,364     71,672
                                                              --------   --------
Total liabilities and stockholders' equity..................  $334,950   $109,059
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     RETAINED         TOTAL
                           COMMON STOCK                    ADDITIONAL                EARNINGS     STOCKHOLDERS'
                       ---------------------   PREFERRED    PAID-IN     TREASURY   (ACCUMULATED      EQUITY
                         SHARES      AMOUNT      STOCK      CAPITAL      STOCK       DEFICIT)       (DEFICIT)
                       ----------   --------   ---------   ----------   --------   ------------   -------------
Balance,
  December 31,
  1997...............   8,232,276    $    1     $    --     $  1,314    $    --      $ (3,859)      $ (2,544)
Issuance of stock
  options and
  warrants...........          --        --          --        5,862         --            --          5,862
Issuance of preferred
  stock..............          --        --       1,122           --         --            --          1,122
Initial public
  offering, net of
  offering costs.....   8,000,000         1          --       99,899         --            --         99,900
Issuance of stock for
  businesses
  acquired...........   3,861,127        --          --       39,536         --            --         39,536
Acquisition of
  treasury stock.....    (234,141)       --          --           --     (1,013)           --         (1,013)
Net loss.............          --        --          --           --         --       (11,279)       (11,279)
                       ----------    ------     -------     --------    -------      --------       --------
Balance, December 31,
  1998...............  19,859,262    $    2     $ 1,122     $146,611    $(1,013)     $(15,138)      $131,584
Stock option
  exercises..........     366,634        --          --        1,705        785           (85)         2,405
Issuance of
  restricted stock...      58,000        --          --           --        228            --            228
Conversion of
  preferred stock....     142,857        --      (1,122)       1,122         --            --             --
Net loss.............          --        --          --           --         --       (62,545)       (62,545)
                       ----------    ------     -------     --------    -------      --------       --------
Balance, December 31,
  1999...............  20,426,753    $    2     $    --     $149,438    $    --      $(77,768)      $ 71,672
Stock option
  exercises..........   1,049,481        --          --        4,001         --            --          4,001
Tax benefit of stock
  options............          --        --          --        2,076         --            --          2,076
Conversion of 5%
  notes..............   2,863,637        --          --       19,444         --            --         19,444
Issuance of stock for
  businesses
  acquired...........  22,689,674         2          --      158,296         --            --        158,298
Net loss.............          --        --          --           --         --       (14,127)       (14,127)
                       ----------    ------     -------     --------    -------      --------       --------
Balance, December 31,
  2000...............  47,029,545    $    4     $    --     $333,255    $    --      $(91,895)      $241,364
                       ==========    ======     =======     ========    =======      ========       ========

          See accompanying notes to consolidated financial statements.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(14,127)  $(62,545)  $(11,279)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization...........................    15,753      4,695      4,190
    Stock-based compensation expense........................        --         --      1,760
    Loss on early retirement of debt, net...................     2,291         --         --
    Loss from discontinued operations, net..................        --      7,378      7,507
    Loss on sale of discontinued operations.................        --     51,800         --
    Tax benefit of stock options............................     2,076         --         --
    Deferred tax provision..................................    (2,910)    (3,718)    (6,459)
    Changes in operating assets and liabilities:
      Decrease (increase) in:
        Accounts receivable, net............................    (5,262)      (906)      (184)
        Deferred costs......................................    (2,904)      (594)       639
        Prepaid expenses and other current assets...........     1,502        (80)       581
        Other assets, net...................................      (202)     2,101      1,667
      Increase (decrease) in:
        Accounts payable and accrued liabilities............    (1,485)     4,603        836
        Deposits............................................    (1,057)        --         --
        Other current liabilities...........................       304        923        706
                                                              --------   --------   --------
        Net cash used in continuing operating activities....    (6,021)     3,657        (36)
        Net cash used in discontinued operations............        --    (41,370)    (8,812)
                                                              --------   --------   --------
        Net cash used in operating activities...............    (6,021)   (37,713)    (8,848)
                                                              --------   --------   --------
Cash flows from investing activities:
  Cash paid for businesses acquired, net of cash acquired...   (10,868)    (5,262)   (83,256)
  Additions to property, plant and equipment, net...........    (2,231)    (3,906)   (16,738)
  Cash from sale of discontinued operations.................        --     43,127     10,000
                                                              --------   --------   --------
        Net cash provided by (used in) investing
          activities........................................   (13,099)    33,959    (89,994)
                                                              --------   --------   --------
Cash flows from financing activities:
  Borrowings of long-term debt..............................    68,672     52,883     17,000
  Repayment of long-term debt...............................   (52,372)   (62,338)    (2,979)
  Deferred debt and offering costs..........................    (1,978)      (780)    (1,218)
  Proceeds from stock option exercises......................     4,001      1,570         --
  Proceeds from common stock issuance, net of offering
    costs...................................................        --         --     99,900
  Acquisition of treasury stock.............................        --         --       (127)
                                                              --------   --------   --------
        Net cash provided by (used in) financing
          activities........................................    18,323     (8,665)   112,576
                                                              --------   --------   --------
        Net increase (decrease) in cash and cash
          equivalents.......................................      (796)   (12,419)    13,734
Cash and cash equivalents--beginning of year................     1,315     13,734         --
                                                              --------   --------   --------
Cash and cash equivalents--end of year......................  $    519   $  1,315   $ 13,734
                                                              --------   --------   --------
Supplemental cash flows information:
  Cash paid for interest....................................  $  5,155   $  3,038   $    739
                                                              --------   --------   --------
  Cash paid for income taxes................................  $      5   $     43   $     --
                                                              ========   ========   ========

          See accompanying notes to consolidated financial statements.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1. BASIS OF PRESENTATION

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

    In April 1999, the Company announced certain strategic acquisitions and its intent to divest its telecommunications operations. The acquisitions were completed as purchase business combinations in February 2000, and the telecommunications operating subsidiaries were sold in November 1999. As such, prior to February 23, 2000, the financial statements included herein relate only to the operations of the parent company and Great Western Directories, the Company's yellow pages advertising subsidiary. The financial statements include the results of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. (the "Acquisitions" or the "Acquired Companies") only for the period after the date of their respective acquisition (see Note 4). The Company's telecommunications operations were sold in November 1999 and are presented as discontinued operations.

    The consolidated financial statements include the accounts of WorldPages and its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    USE OF ESTIMATES--The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS--WorldPages considers cash in banks and highly-liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

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

    INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS--Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of customer lists and goodwill. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives of 10 years and 30 or 40 years, respectively. For the years ended December 31, 2000, 1999, and 1998, amortization expense relating to intangible assets was $14,268,000, $4,532,000 and $3,876,000,

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) respectively. Accumulated amortization was $22,339,000, $8,408,000 and $3,876,000 at December 31, 2000, 1999 and 1998, respectively.

    OTHER ASSETS, NET--Other assets consist of deferred debt issuance and acquisition costs. The costs incurred in connection with obtaining debt facilities are deferred and amortized on a straight-line basis over the life of the related debt instrument. Deferred acquisition costs consists of legal, accounting and other costs related to acquisitions which are included in the purchase price and allocated to assets acquired at the time of acquisition.

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

    Costs incurred in connection with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory (a prototype directory). Advertising space in prototype directories is typically provided to advertisers at no cost; therefore, minimal advertising revenues are generally derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories in the year 2000; however, one prototype directory was distributed in May 1999 in Austin, Texas. WorldPages recognized net expense of approximately $3.1 million and $0.4 million in the years ended December 31, 1999 and 1998, respectively, relating to prototype directories.

    Internet revenues are derived from Web site advertising, Internet infrastructure services and licensing fees. Advertising revenues are derived from contracts for advertising or sponsorships for a fixed fee or fees from contracts based on the number of impressions displayed or clicks through provided. Advertising revenues are recognized as services are rendered. Licensing revenues are derived from WorldPages licensing its content, including its directory, to customers for use on their Web sites. Revenue earned is recognized ratably over the term of the agreements. Revenue earned above the guaranteed minimum payments is recognized ratably over the remaining term of the agreement.

    The Company's Internet infrastructure services include Web site design, production, hosting and other Internet services. Revenues from the design and production of Web sites are recognized when the construction of the customer's web site is complete. Revenues from Web site hosting are recognized over the hosting period.

    WorldPages routinely trades or barters advertising space on its web site or its print products in exchange for Internet or traditional media advertising. The Company recognizes revenues and expenses

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from trade or barter transactions at the estimated fair market value of the goods or services received. Barter revenue was $2.5 million, $1.7 million and $1.9 million for the years ended December 31, 2000, 1999 and 1998, respectively. Expenses from barter transactions were $2.3 million, $2.0 million and $2.1 million for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company partners with other companies to represent WorldPages to sell WorldPages' Internet infrastructure services under revenue sharing agreements. Under such programs, the Company records only its portion of the total revenues generated by its partners according to the terms of the agreement and in accordance with its other revenue recognition policies.

    STOCK-BASED COMPENSATION--WorldPages has elected to follow the intrinsic value method and has included in these financial statements pro forma disclosures of net loss and net loss per share as if the fair value method of accounting had been applied. No employee stock options or similar equity instruments were issued by WorldPages prior to January 1, 1997.

    PREFERRED STOCK--In connection with the acquisition of YPtel, the Company issued one share of Class B Voting Preferred Stock to a voting trust. The
Class B Voting Preferred Stock allows holders of shares that are exchangeable into WorldPages common stock on a one for one basis to vote the equivalent number of shares in WorldPages common stock as if they owned WorldPages common stock directly. The Company considers the exchangeable shares to be common stock equivalents that are outstanding because the exchangeable shares have substantially the same rights as common stock. Included in common stock outstanding at December 31, 2000, are 2,957,381 of exchangeable shares that are represented by the Class B Voting Preferred Stock. The preferred share was established to allow the acquisition of YPtel to be completed on a tax deferred basis to all former YPtel stockholders.

    NET EARNINGS (LOSS) PER SHARE--Basic earnings per share (Basic EPS) is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share (Diluted EPS) reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. In periods in which the inclusion of such securities or contracts are anti-dilutive, the effect of such securities is not given consideration. A reconciliation of shares used in the calculation of Basic EPS and Diluted EPS and the calculated amounts of earnings per share follows:

                                                      2000         1999         1998
                                                   ----------   ----------   ----------
Shares outstanding--beginning of period..........  20,426,753   19,859,262    8,232,276
Weighted average number of common shares
  issued.........................................  22,133,090       96,567   10,361,671
                                                   ----------   ----------   ----------
Weighted average number of common shares
  outstanding--end of period.....................  42,559,843   19,955,829   18,593,947
                                                   ----------   ----------   ----------
Dilutive effect of conversion of stock options,
  warrants and convertible debt..................          --           --           --
                                                   ----------   ----------   ----------
Diluted shares outstanding.......................  42,559,843   19,955,829   18,593,947
                                                   ==========   ==========   ==========
Net loss from continuing operations..............  $  (11,836)  $   (3,367)  $   (3,772)
                                                   ==========   ==========   ==========
Basic and diluted earnings per common share......  $     (.28)  $     (.17)  $     (.20)
                                                   ==========   ==========   ==========

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    In calculating Diluted EPS for the years ended December 31, 2000, 1999, and 1998, options and warrants to purchase 3,834,373; 3,806,523; and 3,960,312, respectively, shares of common stock were outstanding as of the end of the year but were not included in the computation of Diluted EPS due to their anti-dilutive effect.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--WorldPages' financial instruments include cash, short-term trade receivables and payables, deposits and long-term debt. Management believes the carrying amounts of the financial instruments classified as current assets and liabilities approximate their fair values because of their short-term nature. Management believes the carrying value of its short-term and long-term debt obligations approximate fair value.

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

    COMPREHENSIVE INCOME--For the years ended December 31, 2000, 1999, and 1998, WorldPages did not incur items to be reported in comprehensive income that were not already included in the reported net earnings; therefore, comprehensive income (loss) and net income (loss) were the same for these periods.

    RECLASSIFICATIONS--Certain amounts presented in the 1999 consolidated financials statements have been reclassified to conform to the 2000 presentation.

3. DISCONTINUED OPERATIONS

    In November 1999, WorldPages sold four of its wholly-owned subsidiaries that provided telecommunications services to Ionex Telecommunications for $42.6 million, net of closing adjustments for working capital and property, plant and equipment balances.

    As a result of the divestiture, the results of all the telecommunications segment from the date of the announcement (April 1999) are classified as discontinued operations in the accompanying consolidated financial statements. Revenues from the discontinued telecommunications segment were $86.2 million and $59.6 million in 1999 and 1998, respectively. Net losses from the discontinued telecommunications operations were $7.4 million, net of an income tax benefit of $4.0 million in 1999, and $7.5 million, net of an income tax benefit of $6.4 million in 1998.

    WorldPages recorded a loss on the sale of the discontinued telecommunications operations of $51.8 million in 1999. The loss on the sale of the discontinued operations includes operating losses incurred through the completion of the sale, transaction costs, exit costs of leased facilities, employee severance and termination costs, and proceeds from the sale. The loss is recorded net of an income tax benefit of $8.1 million.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4. ACQUISITIONS

    In February 2000, WorldPages.com acquired all of the outstanding stock of YPtel Corporation, Web YP, Inc. and Big Stuff, Inc. for 20,606,363 newly issued shares of common stock. YPtel Corporation is the parent of Pacific Coast Publishing, Ltd., an independent yellow pages publisher located in Tacoma, Washington. Web YP maintains and operates the Web site www.worldpages.com, an Internet directory. Big Stuff provides graphics and production services to independent yellow pages publishers. After combining these companies with its existing business, WorldPages operates a worldwide Internet directory and produces print yellow pages directories in 41 markets in 7 states. The acquisitions are accounted for using the purchase method of accounting. The aggregate purchase price of $151.7 million has been allocated to the estimated fair value of assets and liabilities acquired, and the excess of $180.2 million has been allocated to goodwill.

    The purchase price was allocated to the fair value of the net assets acquired as follows:

                                                              (IN THOUSANDS)
                                                              --------------
Accounts receivable, net....................................     $ 16,271
Other current assets........................................        6,182
Property and equipment......................................        1,460
Deferred taxes..............................................        1,735
Accounts payable and accrued liabilities....................      (11,730)
Long-term debt..............................................      (42,361)
Intangible assets...........................................      180,163
                                                                 --------
Total purchase price........................................     $151,720
                                                                 ========

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

    In April 2000, WorldPages acquired all of the outstanding common stock of Interactive Media Services, Inc., including its operating subsidiary ChoiceContent.com, for 2,083,311 newly issued shares of WorldPages common stock valued at $16.2 million and $5.3 million in cash. Interactive Media is a multimedia content provider located in Wichita, Kansas. The purchase price has been allocated to the estimated fair value of assets and liabilities acquired (net working capital--$(.8) million; property and equipment--$1.9 million; and long-term debt--$(1.0) million) and the excess of $21.4 million has been allocated to goodwill.

    The following pro forma information presents the results of operations as if the acquisitions had occurred as of January 1, 1999. This pro forma information is based on historical information and does

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

4. ACQUISITIONS (CONTINUED)
not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of the future results of operations.

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                 PER SHARE DATA)
Total revenues..............................................  $117,288    $ 92,248
Operating income (loss).....................................  $ (8,043)   $(11,177)
Net income (loss) from continuing operations................  $(12,244)   $(18,328)
Income (loss) per share from continuing operations..........  $   (.26)   $   (.40)

5. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Land and buildings..........................................  $   549    $   544
Leasehold improvements......................................      821        387
Computers and software......................................    8,691      1,529
Furniture and office equipment..............................    2,270        354
                                                              -------    -------
                                                               12,331      2,814
Less accumulated depreciation...............................   (6,465)    (1,437)
                                                              -------    -------
                                                              $ 5,866    $ 1,377
                                                              =======    =======

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6. LONG-TERM DEBT

    The carrying amount of long-term debt, which approximates fair value, consisted of the following at December 31, 2000 and 1999:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Borrowings under revolving line of credit, variable
  interest, 9.5% and 9.25% at December 31, 2000 and 1999,
  respectively..............................................  $48,414    $  7,000
5% Convertible Debentures due February 23, 2006.............   20,000          --
5% Notes, due February 18, 2000, interest due annually
  (related parties).........................................       --      15,000
10% Convertible Notes, due February 18, 2000, interest due
  annually (related parties)................................       --       2,000
Other.......................................................      253          --
                                                              -------    --------
                                                               68,667      24,000
Less short-term borrowings and current maturities...........       61     (24,000)
                                                              -------    --------
                                                              $68,606    $     --
                                                              =======    ========

    The weighted average interest rates at December 31, 1999 for short-term borrowings was 8.2%.

    In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of a senior revolving loan of $60.0 million with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. Approximately $53.0 million of the financing package has been used to refinance existing indebtedness of companies acquired. At
December 31, 2000, the Company had $11.6 million available under its senior revolving loan facility. The senior revolving loan facility bears interest at LIBOR plus a spread of 1.5% to 3.5% (9.5% at December 31, 2000) or the prime rate plus a spread of up to 1.25% (9.9% at December 31, 2000) depending on the Company's leverage ratio as defined. The facility expires in February 2005, requires commitment fees of .5% on the unused portion of the facility and is subject to various restrictions and the maintenance of certain financial ratios.

    The 5% convertible debentures, which are subordinated to WorldPages' senior debt, are due in February 2006. The debentures are convertible into shares of WorldPages' common stock at a conversion price that is subject to adjustment at the end of every six-month period during the first two years of the term of the debentures. The maximum amount of additional shares issuable upon reset of the conversion price is 400,000 shares, subject to adjustments in the event of any stock splits, stock dividends, or other dilutive events with respect to shares of common stock. The holders of the debentures also received warrants to purchase 572,350 shares of WorldPages' common stock at an exercise price of $18.47 per share. The Company has provided to the debenture holders its calculation of the adjustment applicable to the six month period ended
August 23, 2000, which provides for the maximum adjustment of 1,679,884 shares issuable upon conversion. Holders of the debentures have asserted that the maximum adjustment provision is not applicable to this calculation and therefore the first adjustment should result in approximately 5,096,000 shares issued upon conversion. The Company

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

6. LONG-TERM DEBT (CONTINUED)
believes that the interpretation of the holders is incorrect. There can be no assurance that this disagreement, which would also affect the calculation of future resets, can be resolved amicably.

    The Company utilizes an interest rate cap agreement to reduce the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement expires in March 2002 and entitles the Company to receive from a counterparty an amount, if any, by which the three-month LIBOR interest rate exceeds the strike rate stated in the agreement. The interest rate cap has a notional amount of $25.0 million and a strike rate of 6.9%. Any amounts received related to the agreement are recorded as adjustments to interest expense.

    Included in short-term and long-term debt at December 31, 1999, are notes totaling $14,803,000 that were due to directors and members of management. For the years ended December 31, 1999 and 1998, WorldPages recognized interest expense of $768,000 and $709,000, respectively, relating to these notes.

7. INCOME TAXES

    The provision for income tax expense (benefit) related to continuing operations consisted of the following:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Current:
  Federal...................................................  $    --    $    --      $ --
  State.....................................................       --         --        --
                                                              -------    -------      ----
                                                                   --         --        --
                                                              -------    -------      ----
Deferred:
  Federal...................................................   (2,669)    (1,230)      (84)
  State.....................................................     (241)      (235)       (7)
                                                              -------    -------      ----
                                                               (2,910)    (1,465)      (91)
                                                              -------    -------      ----
Income tax expense (benefit)................................  $(2,910)   $(1,465)     $(91)
                                                              =======    =======      ====

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

7. INCOME TAXES (CONTINUED)
    Significant components of deferred tax assets and liabilities at December 31, 2000 and 1999 were:

                                                                2000       1999
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Property and equipment depreciation.......................  $     35   $    108
  Reserves and accruals.....................................     1,055        172
  Net operating loss carryforwards..........................    21,258     16,555
                                                              --------   --------
                                                                22,348     16,835
                                                              --------   --------
Deferred tax liabilities:
  Intangible assets.........................................    (8,907)   (10,158)
  Deferred costs............................................    (2,111)    (1,701)
  Property and equipment depreciation.......................        --         --
                                                              --------   --------
                                                               (11,018)   (11,859)
                                                              --------   --------
  Net deferred tax asset (liability)........................  $ 11,330   $  4,976
                                                              ========   ========

    The benefit for income taxes reconciles to the amount computed by applying the statutory federal tax rate of 34% as follows:

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Computed expected tax benefit...............................  $(5,014)   $(1,643)   $(1,313)
Non-deductible goodwill and intangibles.....................    2,210        317      1,227
State income tax benefit....................................     (158)      (155)        (5)
Other.......................................................       52         16         --
                                                              -------    -------    -------
                                                              $(2,910)   $(1,465)   $   (91)
                                                              =======    =======    =======

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion, or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Net operating loss carryforwards of $58,512,000 expire in 2017 through 2020. Management believes that WorldPages will generate sufficient taxable income to utilize all net operating loss carryforwards and deductible temporary differences prior to their expiration.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8. STOCK OPTIONS AND WARRANTS

    In connection with various transactions, WorldPages issued various common stock warrants that allow the holder to purchase shares of common stock at defined exercise prices. As of December 31, 2000 and 1999, 2,321,777 and 1,674,427, respectively, of such warrants were issued and outstanding.

    WorldPages has an employee incentive stock option plan that allows WorldPages to grant key employees incentive and non-qualified stock options to purchase up to 3,500,000 shares of WorldPages' common stock at not less than the market price on the date of the grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period but not later than ten years from the date of the grant.

    WorldPages also has a Non-Employee Director stock option plan, approved by the stockholders, under which WorldPages grants an option to purchase 15,000 shares of common stock to each director who is neither an officer of WorldPages nor compensated under any employment or consulting arrangements (Non-Employee Director) upon their initial appointment as director and an additional option to purchase 5,000 shares upon each subsequent re-election to director. Under the plan, the option exercise price is the fair market value of WorldPages' common stock on the date of the grant, and the options are exercisable immediately.

    A summary of the stock option and warrant transactions under the plans for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                             2000                    1999                   1998
                                     ---------------------   --------------------   ---------------------
                                     AVERAGE    NUMBER OF    AVERAGE    NUMBER OF   AVERAGE    NUMBER OF
                                      PRICE       SHARES      PRICE      SHARES      PRICE       SHARES
                                     --------   ----------   --------   ---------   --------   ----------
Options and warrants outstanding at
  beginning of year................   $7.34      3,806,523    $6.96     3,960,312    $ 8.76     2,288,640
Options and warrants granted.......   $9.04      1,678,631    $7.50       393,961    $ 9.89     4,116,172
Options and warrants exercised.....   $3.81     (1,049,481)   $4.28      (366,634)   $   --            --
Options and warrants canceled......   $5.18       (601,300)   $5.56      (181,116)   $13.57    (2,444,500)
                                                ----------              ---------              ----------
Options and warrants outstanding at
  end of year......................   $9.39      3,834,373    $7.34     3,806,523    $ 6.96     3,960,312
                                                ----------              ---------              ----------
Exercisable at end of year.........              2,941,482              3,110,826               1,580,377
                                                ==========              =========              ==========

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

8. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Other information regarding stock options and warrants outstanding as of December 31, 2000, is as follows:

                                    OPTIONS AND WARRANTS OUTSTANDING               OPTIONS AND WARRANTS
                             -----------------------------------------------           EXERCISABLE
                                            REMAINING                          ----------------------------
                             NUMBER OF   CONTRACTUAL LIFE   WEIGHTED AVERAGE   NUMBER OF   WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE       OPTIONS        (YEARS)         EXERCISE PRICE     OPTIONS     EXERCISE PRICE
- -----------------------      ---------   ----------------   ----------------   ---------   ----------------
$2.44-$4.50................  1,091,593          8.8              $ 2.94          329,510        $ 3.19
$4.50-$6.61................  1,062,214          7.1              $ 6.62          984,337        $ 6.63
$6.96-$13.00...............    101,461          8.3              $ 9.93           55,488        $10.58
$14.00-$15.69..............  1,579,105          4.3              $15.67        1,572,147        $15.67
                             ---------          ---              ------        ---------        ------
$2.50-$15.69...............  3,834,373          6.5              $ 9.39        2,941,482        $11.15
                             =========          ===              ======        =========        ======

    WorldPages accounts for the option plans using the intrinsic value method. Under such method, no compensation expense has been recognized relating to the stock options. Pro forma net earnings and net earnings per common share in the following table were prepared as if WorldPages had accounted for its stock options under the fair market value method.

                                                                2000       1999       1998
                                                              --------   --------   --------
Net loss--pro forma (in thousands)..........................  $14,434     $9,024     $6,059
Net loss per share--pro forma...............................  $  0.34     $ 0.45     $ 0.33

    For the pro forma disclosures, the fair value of each option and warrant grant is estimated at the date of the grant using an option pricing model with the following assumptions: no expected dividends, risk-free interest rates of 6.0%, price volatility of 50% and expected lives of four years.

    On December 13, 1998, WorldPages' Board of Directors approved the re-pricing of approximately 2,125,000 options granted to key employees with a weighted-average exercise price of $13.53. Under the terms of the re-pricing, holders of the affected options received one new option for each two existing options. The new options have an exercise price of $4.50 per share, which represents the fair market value of WorldPages' stock on December 14, 1998.

    In connection with certain acquisitions and its IPO in 1998, WorldPages issued warrants to purchase 756,078 shares of common stock at $6.61 per share and options to purchase 598,500 shares of common stock at $14.00 per share (the IPO price). The aggregate fair value of these options and warrants was determined to be $4,101,000 on the date of grant, and was recorded as a component of the purchase price of the related acquisitions.

9. BENEFIT PLANS

    WorldPages has a stock purchase plan whereby eligible employees may elect to invest up to 10% of their salary and WorldPages contributes an amount equal to 15% of each participant's contribution. WorldPages also has a 401(k) plan whereby eligible employees may elect to contribute a portion of their salary and WorldPages contributes an amount equal to 50% of employee contributions up to 6%

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

9. BENEFIT PLANS (CONTINUED)
of the employee's base salary. WorldPages recognized expense of $336,000 in 2000; $482,000 in 1999; and $281,000 in 1998; relating to these plans.

10. LEASES

    Certain sales and administrative offices and equipment are leased. The leases expire at various dates through 2003. Leases that expire are generally renewed or replaced by similar leases depending on business needs. Rent expense for operating leases in 2000, 1999, and 1998 was $2,977,000, $2,153,000 and
$1,370,000, respectively. At December 31, 2000, WorldPages' future minimum rental payments due under noncancelable operating leases were as follows:
$2,317,000 in 2001; $2,011,000 in 2002; $1,318,000 in 2003; $794,000 in 2004;
$219,000 in 2005; and $0 thereafter.

11. COMMITMENTS AND CONTINGENCIES

    In November 1999, the Company sold its telecommunications operations to Ionex Telecommunications, Inc. Subsequent to the sale, Ionex has made various assertions and claims for indemnification relating to certain representations and warranties made by the Company in the purchase and sale agreement. The Company has rejected responsibility for certain of the indemnification claims and has notified Ionex that its claims are without merit. Ionex has not taken any legal action against the Company with respect to rejected claims. In the event Ionex takes any legal action, the Company intends to vigorously defend the matter.

    WorldPages is party to various legal actions, proceedings and claims arising in the normal course of business. Some of the foregoing involve, or may involve, claims for compensatory, punitive or other damages in material amounts. Litigation is subject to many uncertainties, and it is possible that some of the legal actions, proceedings and claims referred to above could be decided against WorldPages. WorldPages' management believes that any resulting liability will not materially affect WorldPages' financial position, liquidity or results of operations.

12. REPORTABLE SEGMENTS

    WorldPages considers its print directory operations and its Internet operations as its only reportable segments. The print operations provide advertising in print yellow pages directories in various markets in Arizona, California, Oklahoma, Oregon, Texas, Utah and Washington. The Internet business operates an online directory, licenses audio and Internet content, provides Internet services and Internet advertising solutions.

    Accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates the performance of its operating segments based on operating profit (loss), which is defined as: net sales, less cost of sales, less sales and marketing costs, less general and administrative expenses, and less depreciation and amortization. Segment assets consist primarily of customer receivables and fixed assets directly associated with the production processes of the segment. Segment assets also include goodwill. Segment depreciation and amortization

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

12. REPORTABLE SEGMENTS (CONTINUED)
is based upon the direct assets listed above. Corporate assets consist primarily of deferred taxes, prepaid expenses and other assets and cash balances.

                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Revenue:
  Print.....................................................  $ 92,679   $ 49,987   $ 38,090
  Internet..................................................     9,574         --         --
  Corporate-reconciliation to consolidated total............        --         --         --
                                                              --------   --------   --------
  Total.....................................................  $102,253   $ 49,987   $ 38,090
                                                              ========   ========   ========
Income (loss) from operations:
  Print.....................................................  $  5,531   $  2,232   $  1,633
  Internet..................................................   (11,423)        --         --
  Corporate--reconciliation to consolidated total...........    (3,376)    (2,373)    (3,828)
                                                              --------   --------   --------
  Total.....................................................  $ (9,268)  $   (141)  $ (2,195)
                                                              ========   ========   ========
Identifiable assets, net:
  Print.....................................................  $264,086   $ 95,423   $ 87,428
  Internet..................................................    55,783         --         --
  Corporate--reconciliation to consolidated total...........    15,081     13,636    100,194
                                                              --------   --------   --------
  Total.....................................................  $334,950   $109,059   $187,622
                                                              ========   ========   ========
Capital expenditures, net:
  Print.....................................................  $    561   $    100   $    285
  Internet..................................................     1,481         --         --
  Corporate--reconciliation to consolidated total...........       189      2,906     16,453
                                                              --------   --------   --------
  Total.....................................................  $  2,231   $  3,906   $ 16,738
                                                              ========   ========   ========

    Corporate assets and capital expenditures for 1998 include net assets held for sale and capital expenditures related to the discontinued telecommunications operations. Prior to November 1999, WorldPages had reported its telecommunications operations as another segment. The telecommunications operations provided local, long distance and other telecommunications services to customers in service areas of Southwestern Bell and Qwest. The different telecommunications services were aggregated and classified as one reportable segment because they were considered one segment in assessing performance and allocation of resources. The telecommunications segment was sold in November 1999 and has been presented as discontinued operations in the accompanying consolidated financial statements.

    WorldPages' corporate costs include, but are not limited to, executive salaries, salaries of shared administrative personnel and the direct costs of company-wide programs. These costs have not been allocated to the directory and Internet segments.

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                        1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    TOTAL
                                        -----------   -----------   -----------   -----------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
2000
- --------------------------------------
Revenues..............................    $ 22,793      $43,970       $13,334       $22,156     $102,253
Operating income (loss)...............       2,533        4,310        (9,365)       (6,746)      (9,268)
Net income (loss) from continuing
  operations before extraordinary
  item................................         613          375        (8,002)       (4,822)     (11,836)
Net loss from extraordinary
  item--early retirement of debt......      (2,291)          --            --            --       (2,291)
Net loss..............................      (1,678)         375        (8,002)       (4,822)     (14,127)
Net income (loss) per common share
  from continuing operations..........        0.02         0.01         (0.17)        (0.10)       (0.28)
Net loss per common share from
  extraordinary item..................       (0.08)          --            --            --        (0.05)
Net loss per share....................       (0.06)        0.01         (0.17)        (0.10)       (0.33)
Common shares used in per share
  calculation.........................      30,073       46,082        46,780        46,967       42,560

                                        1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER    TOTAL
                                        -----------   -----------   -----------   -----------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
1999
- --------------------------------------
Revenues..............................    $ 18,743      $14,481       $ 9,113       $ 7,650     $ 49,987
Operating income (loss)...............       3,391       (1,126)         (537)       (1,869)        (141)
Net income (loss) from continuing
  operations..........................       1,031       (1,250)       (2,181)         (967)      (3,367)
Net loss from discontinued
  operations..........................      (7,378)          --            --            --       (7,378)
Net loss on sale of discontinued
  operations..........................     (51,800)          --            --            --      (51,800)
Total net loss........................     (58,147)      (1,250)       (2,181)         (967)     (62,545)
Net income (loss) per common share
  from continuing operations..........        0.05        (0.06)        (0.11)        (0.05)       (0.17)
Net loss per common share from
  discontinued operations.............       (0.37)          --            --            --        (0.37)
Net loss per common share from sale of
  discontinued operations.............       (2.60)          --            --            --        (2.60)
Total net loss per share..............       (2.93)       (0.06)        (0.11)        (0.05)       (3.14)
Common shares used in per share
  calculation.........................      19,859       19,859        19,968        20,134       19,956

                     WORLDPAGES.COM, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                    BALANCE AT    ADDITIONS CHARGED                        DEDUCTIONS
                                   BEGINNING OF     TO COSTS AND        ADDITIONS FROM        FROM       BALANCE AT
                                       YEAR           EXPENSES        ACQUIRED COMPANIES   RESERVES(A)   END OF YEAR
                                   ------------   -----------------   ------------------   -----------   -----------
                                                                    (IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 2000...     $4,246            $7,656              $3,061          $   6,808      $8,155
  Year ended December 31, 1999...     $4,014            $4,246              $   --          $   4,014      $4,246
  Year ended December 31, 1998...     $   --            $4,872              $   --          $     858      $4,014

- ------------------------

(A) Accounts charged off less recoveries.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K for the fiscal year ended December 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       WORLDPAGES.COM, INC.

                                                       By:              /s/ RICHARD O'NEAL
                                                            -----------------------------------------
                                                                          Richard O'Neal
                                                                     CHIEF EXECUTIVE OFFICER
                                                                  (PRINCIPAL EXECUTIVE OFFICER)

                                                                       /s/ MICHAEL A. PRUSS
                                                            -----------------------------------------
                                                                         Michael A. Pruss
                                                             VICE PRESIDENT, CHIEF FINANCIAL OFFICER
                                                                               AND
                                                                            SECRETARY
                                                            (PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL
                                                                       ACCOUNTING OFFICER)

Dated: April 2, 2001

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                 /s/ GEORGE ANDERSON
     -------------------------------------------                Director              April 2, 2001
                   George Anderson

                  /s/ ROD CUTSINGER
     -------------------------------------------                Director              April 2, 2001
                    Rod Cutsinger

                  /s/ ROBERT FLYNN
     -------------------------------------------                Director              April 2, 2001
                    Robert Flynn

                 /s/ WILMOT MATTHEWS
     -------------------------------------------                Director              April 2, 2001
                   Wilmot Matthews

                 /s/ DAVID MITCHELL
     -------------------------------------------                Director              April 2, 2001
                   David Mitchell

                 /s/ RICHARD O'NEAL
     -------------------------------------------                Director              April 2, 2001
                   Richard O'Neal

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTIONS
- -------                            ------------
2.1        Amended and Restated YPtel Agreement dated as of
           October 26, 1999, by and among Advanced Communications
           Group, Inc., YPtel Corporation, the shareholders of YPtel
           Corporation listed on Exhibit "A" to the Amended and
           Restated YPtel Agreement, The J.L.R. Family Trust, The
           Paisley Family Trust, Edward Truant, Douglas G. McIntyre,
           Stephen D. Lister, Jeffrey L. Rosenthal, Cold Trust, Global
           Investment Trust, Freezer Trust, Storage Trust, Directory
           Trust, Publisher Trust, and Imperial Capital Limited,
           incorporated hereby by reference to Exhibit 2(b) of Advanced
           Communications Group, Inc.'s Current Report on Form 8-K,
           dated November 19, 1999, and filed with the Securities and
           Exchange Commission on December 6, 1999.
2.2        Amended and Restated Acquisition Agreement dated as of
           October 26, 1999, by and among Advanced Communications
           Group, Inc., ACG Acquisition VI Corp., Web YP, Inc., Richard
           O'Neal and Richard L. Reid, incorporated herein by reference to Exhibit 2(c) of Advanced Communications Group, Inc.'s
           Current Report on Form 8-K, dated November 19, 1999, and
           filed with the Securities and Exchange Commission on
           December 6, 1999.
2.3        Amended and Restated Acquisition Agreement dated as of
           October 26, 1999, by and among Advanced Communications
           Group, Inc., ACG Acquisition VII Corp., Big Stuff, Inc.,
           Richard O'Neal and Richard L. Reid, incorporated herein by reference to Exhibit 2(d) of Advanced Communications
           Group, Inc.'s Current Report on Form 8-K, dated
           November 19, 1999, and filed with the Securities and
           Exchange Commission on December 6, 1999.
2.4        Stock Purchase Agreement by and among Advanced
           Communications Group, Inc., Ionex Telecommunications
           Group, Inc. (formerly known as Compass
           Telecommunications, Inc.), Feist Long Distance
           Services, Inc., FirsTel, Inc., Telecom Resources, Inc., and
           Valu-Line of Longview, Inc., dated July 14, 1999,
           incorporated herein by reference to Exhibit 2 to Advanced
           Communications Group, Inc.'s Current Report on Form 8-K
           dated July 14, 1999 and filed with the Securities and
           Exchange Commission on July 29, 1999.
2.5        First Amendment dated November 19, 1999 to the Stock
           Purchase Agreement by and among Advanced Communications
           Group, Inc., Ionex Telecommunications, Inc. (formerly known as Compass Telecommunications, Inc.), Feist Long Distance
           Services, Inc., FirsTel, Inc., Telecom Resources, Inc., and
           Valu-Line of Longview, Inc., dated July 14, 1998,
           incorporated herein by reference to Exhibit 2(a) to Advanced
           Communications Group, Inc.'s Current Report on Form 8-K
           dated November 19, 1999, and filed with the Securities and
           Exchange Commission on December 6, 1999.
3(i)       Restated Certificate of Incorporation, as amended, including
           Certificate of Designation of Class B Voting Preferred
           Stock, incorporated herein by reference to Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
3(ii)      Bylaws as amended, incorporated herein by reference to
           Form 10-K for the year ended December 31, 1999, as filed on
           March 30, 2000.
4.1        Convertible Debenture Purchase Agreement between Advanced
           Communications Group, Inc., Halifax Fund, LP, Elliott
           Associates, L.P. and Westgate International, L.P., dated
           February 23, 2000, incorporated herein by reference to
           Form S-3 as filed on April 21, 2000.
4.2        Registration Rights Agreement between Advanced
           Communications Group, Inc. and each of the investor
           signatories, dated as of February 23, 2000, incorporated
           herein by reference to Form S-3 as filed on April 21, 2000.
4.3        5% Convertible Debenture due February 23, 2006, with Halifa
           Fund, L.P. as initial holder, incorporated herein by
           reference to Form S-3 as filed on April 21, 2000.
4.4        Common Stock Purchase Warrant dated February 23, 2000, with
           Halifax Fund, L.P. as warrantholder, incorporated herein by reference to Form S-3 as filed on April 21, 2000.

EXHIBIT
NUMBER                             DESCRIPTIONS
- -------                            ------------
4.5        Subordination Agreement among Bank of America, N.A., Halifa
           Fund, L.P., the other participants in the convertible
           debenture financing, and Advanced Communications Group,
           Inc., dated as of February 23, 2000, incorporated herein by reference to Form S-3 as filed on April 21, 2000.
4.6        5% Convertible Debenture due February 23, 2006, with Elliott
           Associates, L.P. as initial holder, incorporated herein by reference to Amendment No. 1 to Form S-3 as filed on
           June 15, 2000.
4.7        5% Convertible Debenture due February 23, 2006, with
           Westgate International, L.P. as initial holder, incorporated herein by reference to Amendment No. 1 to Form S-3 as filed on June 15, 2000.
4.8        Common Stock Purchase Warrant dated February 23, 2000, with
           Elliott Associates, L.P. as warrantholder, incorporated
           herein by reference to Amendment No. 1 to Form S-3 as filed on June 15, 2000.
4.9        Common Stock Purchase Warrant dated February 23, 2000, with
           Westgate International, L.P. as warrantholder, incorporated herein by reference to Amendment No. 1 to Form S-3 as filed on June 15, 2000.
4.10       Amendment to the Registration Rights Agreement by and among
           WorldPages.com, Inc., Halifax Fund, L.P., Elliott
           Associates, L.P., and Westgate International, L.P., dated as of June 14, 2000, incorporated herein by reference to
           Amendment No. 1 to Form S-3 as filed on June 15, 2000.
4(i)(a)    Form of certificate representing WorldPages, Inc. common
           stock, incorporated herein by reference to Form 10-K for the year ended December 31, 1999 as filed on March 30, 2000.
4(i)(b)    Reference is made to Articles IV and V, Sections 6 and 8 of
           Article VI, Section 2 of Article VII and Section 3 of
           Article VIII, of the Restated Certificate of Incorporation,
           as amended, and the Certificate of Designation of the
           Class B Voting Preferred Stock, all of which are filed as
           Exhibit 3(i) incorporated herein by reference to Form 10-K for the year ended December 31, 1999 as filed on March 30,
           2000.
4(i)(c)    Reference is made to Articles II, VI and IX of the Bylaws as amended, incorporated herein by reference to Form 10-K for the year ended December 31, 1999, as filed on March 30,
           2000.
4(i)(d)    Exchange and Voting Trust Agreement dated as of
           February 21, 2000 among Advanced Communications
           Group, Inc., ACG Holding Company, ACG Exchange Company,
           1 + USA V Acquisition Corp. and certain holders of YPtel
           Limited shares as listed on Schedule A thereto and
           YPtel/ACG Pledge Corporation and Montreal Trust Company of
           Canada, as Trustee, incorporated herein by reference to
           Form 10-K for the year ended December 31, 1999, as filed as
           March 30, 2000.
4(i)(e)    Support Agreement dated as of February 21, 2000 among
           Advanced Communications Group, Inc., ACG Holding Company,
           ACG Exchange Company, 1 + USA V Acquisition Corp., certain holders of shares of YPtel Limited as set out in Schedule A thereto, and YPtel/ACG Pledge Corporation, incorporated
           herein by reference to Form 10-K for the year ended
           December 31, 1999, as filed on March 30, 2000.
4(ii)(a)   Amended and Restated Loan Agreement among
           WorldPages.com, Inc., Bank of America N.A as Administrative
           Agent for the Lenders with Fleet National Bank, as
           Syndication Agent, dated March 30, 2000, filed herewith.
10.1*      Advanced Communications Group, Inc.'s 1997 Stock Awards
           Plan, incorporated herein by reference to Exhibit 10.1 to
           Advanced Communications Group, Inc.'s Registration Statement
           on Form S-1 (333-37671) as filed with the Securities and
           Exchange Commission on October 10, 1997.

EXHIBIT
NUMBER                             DESCRIPTIONS
- -------                            ------------
10.2*      Form of Non-Qualified Stock Option Agreement, incorporated herein by reference to Exhibit 10.1A to Advanced
           Communications Group, Inc.'s Registration Statement on
           Amendment No. 2 to Form S-1 (333-37671) as filed with the
           Securities and Exchange Commission on January 16, 1998.
10.3*      Non-Qualified Stock Option Plan for Non-Employee Directors,
           incorporated herein by reference to Exhibit 10.2 to Advanced
           Communications Group, Inc.'s Registration Statement on
           Form S-1 (333-37671) as filed with the Securities and
           Exchange Commission on October 10, 1997.
10.4*      Form of Employment Agreement between Great Western
           Directories, Inc. and Richard O'Neal incorporated herein by reference to Annex V to Exhibit 2.1 of Advanced
           Communications Group, Inc.'s Registration Statement on
           Amendment No. 1 to Form S-1 (333-37671) as filed with the
           Securities and Exchange Commission on December 29, 1997.
10.12*     Employment Agreement between Advanced Communications
           Group, Inc. and Michael A. Pruss, dated November 19, 1999, incorporated by reference to Exhibit 10.13 to WorldPages'
           Registration Statement on Form S-1 (333-30102) and filed
           with the Securities and Exchange Commission on February 11,
           2000.
10.13*     Form of Indemnification Agreement entered into between
           Advanced Communications Group, Inc. and certain of its
           executive officers and directors, incorporated herein by
           reference to Exhibit 10.7 to Advanced Communications
           Group, Inc.'s Registration Statement on Amendment No. 1 to
           Form S-1 (333-37671) as filed with the Securities and
           Exchange Commission on December 29, 1997.
10.14      Form of Series A Warrant issued to shareholders of Great
           Western Directories, Inc., incorporated herein by reference to Exhibit 10.9 to Advanced Communications Group, Inc.'s
           Registration Statement on Form S-1 (333-37671) as filed with the Securities and Exchange Commission on October 10, 1997.
10.15      Form of Series B Warrant issued to shareholders of Great
           Western Directories, Inc., incorporated herein by reference to Exhibit 10.10 to Advanced Communications Group, Inc.'s
           Registration Statement on Form S-1 (333-37671) as filed with the Securities and Exchange Commission on October 10, 1997.
10.16      Form of Series C Warrant issued to shareholders of Great
           Western Directories, Inc., incorporated herein by reference to Exhibit 10.11 to Advanced Communications Group, Inc.'s
           Registration Statement on Form S-1 (333-37671) as filed with the Securities and Exchange Commission on October 10, 1997.
10.17      Form of Series D Warrant issued to shareholders of Great
           Western Directories, Inc. incorporated herein by reference to Annex IV to Exhibit 2.1 to Advanced Communications
           Group, Inc.'s Registration Statement on Form S-1 (333-37671)
           as filed with the Securities and Exchange Commission on
           October 10, 1997.
10.18      Form of Series E Warrant issued to certain shareholders of
           Tele-Systems, Inc., incorporated herein by reference to
           Exhibit 10.19 to Advanced Communications Group, Inc.'s
           Registration Statement on Amendment No. 1 to Form S-1
           (333-37671) as filed with the Securities and Exchange
           Commission on December 29, 1997.
10.19      Form of Series F Warrant issued to certain shareholders of
           Tele-Systems, Inc., incorporated herein by reference to
           Exhibit 10.20 to Advanced Communications Group, Inc.'s
           Registration Statement on Amendment No. 1 to Form S-1
           (333-37671) as filed with the Securities and Exchange
           Commission on December 29, 1997.
10.20      Form of Series G Warrant issued to certain shareholders of
           Tele-Systems, Inc. incorporated herein by reference to Annex
           IV to Exhibit 2.4 to Advanced Communications Group, Inc.'s
           Registration Statement on Amendment No. 1 to Form S-1
           (333-37671) as filed with the Securities and Exchange
           Commission on December 29, 1997.

EXHIBIT
NUMBER                             DESCRIPTIONS
- -------                            ------------
10.21      Form of Series H Warrant issued to Daniel W. and Cheryl A.
           Peters, incorporated herein by reference to Annex IV to
           Exhibit 2.9 to Advanced Communications Group, Inc.'s
           Registration Statement on Amendment No. 1 to Form S-1
           (333-37671) as filed with the Securities and Exchange
           Commission on December 29, 1997.
10.22      Form of Series I Warrant issued to Daniel W. and Cheryl A.
           Peters, incorporated herein by reference to Annex V to
           Exhibit 2.9 to Advanced Communications Group, Inc.'s
           Registration Statement on Amendment No. 1 to Form S-1
           (333-37671) as filed with the Securities and Exchange
           Commission on December 29, 1997.
10.23      Form of Series K Warrant issued to certain consultants,
           incorporated herein by reference to Exhibit 10.25 to
           Advanced Communications Group, Inc.'s Registration Statement
           on Amendment No. 1 to Form S-1 (333-37671) as filed with the
           Securities and Exchange Commission on December 29, 1997.
10.24      Form of Series L Warrant issued to G. Edward Powell and Brad
           K. Cutsinger, incorporated herein by reference to
           Exhibit 10.26 to Advanced Communications Group, Inc.'s
           Registration Statement on Amendment No. 1 to Form S-1
           (333-37671) as filed with the Securities and Exchange
           Commission on December 29, 1997.
10.25      Form of Series M Warrant issued to William McCaughey,
           incorporated herein by reference to Exhibit 10.47 to
           Advanced Communications Group, Inc.'s Registration Statement
           on Amendment No. 3 to Form S-1 (333-37671) as filed with the
           Securities and Exchange Commission on February 12, 1998.
10.26      Series N Warrant issued to Robert F. Benton, incorporated
           herein by reference to Form 10-K for the year ended
           December 31, 1999, as filed on March 30, 2000.
10.27*     Series N Warrant issued to Rod K. Cutsinger, incorporated
           herein by reference to Form 10-K for the year ended
           December 31, 1999, as filed on March 30, 2000.
10.28*     Series N Warrant issued to Marvin C. Moses, incorporated
           herein by reference to Form 10-K for the year ended
           December 31, 1999, as filed on March 30, 2000.
10.29      Form of Series P Warrant issued to Wilmot Matthews,
           incorporated herein by reference to Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
10.30      Form of Series P Warrant issued to Nicholas J. Ross,
           incorporated herein by reference to Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
10.31      Form of Series P Warrant issued to George Anderson,
           incorporated herein by reference to Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
10.32      Form of Series P Warrant issued to Maxwell Gotlieb,
           incorporated herein by reference to Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
10.33      Form of Series P Warrant issued to Robert Flynn,
           incorporated herein by reference to Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000.
10.34      Warrant issued to Joseph C. Cook, incorporated herein by
           reference to Exhibit 10.24 to Advanced Communications
           Group, Inc.'s Registration Statement on Amendment No. 1 to
           Form S-1 (333-37671) as filed with the Securities and
           Exchange Commission on December 29, 1997.
10.35      Form of 5% Subordinated Note issued to shareholders of Great
           Western Directories, Inc., incorporated herein by reference to Annex III to Exhibit 2.1 to Advanced Communications
           Group, Inc.'s Registration Statement on Form S-1 (333-37671)
           as filed with the Securities and Exchange Commission on
           October 10, 1997.
10.36      Note Redemption Agreement dated June 3, 1999, by and between
           Advanced Communications Group, Inc. and Larry Baldwin,
           incorporated by reference to Exhibit 10.39 to WorldPages'
           Registration Statement on Form S-1 (333-30102) and filed
           with the Securities and Exchange Commission on February 11,
           2000.

EXHIBIT
NUMBER                             DESCRIPTIONS
- -------                            ------------
10.37      Note Redemption Agreement dated June 3, 1999, by and between
           Advanced Communications Group, Inc. and Ron Baldwin,
           incorporated by reference to Exhibit 10.40 to WorldPages'
           Registration Statement on Form S-1 (333-30102) and filed
           with the Securities and Exchange Commission on February 11,
           2000.
10.38      Note Redemption Agreement dated June 3, 1999, by and between
           Advanced Communications Group, Inc. and Ronnie Emmanuel,
           incorporated by reference to Exhibit 10.41 to WorldPages'
           Registration Statement on Form S-1 (333-30102) and filed
           with the Securities and Exchange Commission on February 11,
           2000.
10.39      Note Redemption Agreement dated June 3, 1999, by and between
           Advanced Communications Group, Inc. and Richard O'Neal,
           incorporated by reference to Exhibit 10.42 to WorldPages'
           Registration Statement on Form S-1 (333-30102) and filed
           with the Securities and Exchange Commission on February 11,
           2000.
10.40      Note Redemption Agreement dated June 3, 1999, by and between
           Advanced Communications Group, Inc. and Steve Sparks,
           incorporated by reference to Exhibit 10.43 to WorldPages'
           Registration Statement on Form S-1 (333-30102) and filed
           with the Securities and Exchange Commission on February 11,
           2000.
10.41      Form of 10% Convertible Subordinated Note issued to
           shareholders of FirsTel, Inc., incorporated herein by
           reference to Annex III to Exhibit 2.4 to Advanced
           Communications Group, Inc.'s Registration Statement on
           Form S-1 (333-37671) as filed with the Securities and
           Exchange Commission on October 10, 1997.
10.44      Form of Stock Option and Put Agreement issued to Mark Beall, incorporated herein by reference to Exhibit 10.48 to
           Advanced Communications Group, Inc.'s Registration Statement
           on Amendment No. 3 to Form S-1 (333-37671) as filed with the
           Securities and Exchange Commission on February 12, 1998.
10.45      Consulting Agreement made and entered into as of July 14,
           1999, by and between Advanced Communications Group, Inc. and
           IONEX Telecommunications, Inc., f/k/a Compass
           Telecommunications, Inc., incorporated by reference to
           Exhibit 10.53 to WorldPages' Registration Statement on
           Form S-1 (333-30102) and filed with the Securities and
           Exchange Commission on February 11, 2000.
10.46      Directory Sales Agreement made and entered into as of
           November 19, 1999, by and between Advanced Communications
           Group, Inc. and IONEX Telecommunications, Inc., f/k/a
           Compass Telecommunications, Inc., incorporated by reference to Exhibit 10.54 to WorldPages' Registration Statement on
           Form S-1 (333-30102) and filed with the Securities and
           Exchange Commission on February 11, 2000.
10.47      Transitional Services Agreement made and entered into as of
           November 19, 1999, by and between Advanced Communications
           Group, Inc. and IONEX Telecommunications, Inc., f/k/a
           Compass Telecommunications, Inc., incorporated by reference to Exhibit 10.55 to WorldPages' Registration Statement on
           Form S-1 (333-30102) and filed with the Securities and
           Exchange Commission on February 11, 2000.
10.48      Advertising Agreement made and entered into as of
           November 19, 1999, by and between Advanced Communications
           Group, Inc. and IONEX Telecommunications, Inc., f/k/a
           Compass Telecommunications, Inc., incorporated by reference to Exhibit 10.56 to WorldPages' Registration Statement on
           Form S-1 (333-30102) and filed with the Securities and
           Exchange Commission on February 11, 2000.
23.1       Consent of KPMG LLP, filed herewith.

    * Compensatory plan or management arrangement.