Form 10-K405/A
period 2000-12-31
WORLDPAGES COM INC
filed 2001-04-30
CIK 1047643

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             -----------------------

                                   FORM 10-K/A

                                   (MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER: 001-13875

                              WORLDPAGES.COM, INC.
             (Exact name of registrant as specified in its charter)


             DELAWARE                                   76-0549396
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
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

$.0001 PAR VALUE                                     NEW YORK STOCK
COMMON STOCK                                         EXCHANGE, INC.


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

                           --------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE:

The Registrant hereby amends the following items, financial statements, exhibits or other portions of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 of WorldPages.com, Inc. ("WorldPages" or the "Company"), as set forth in the pages attached hereto:

     Item 10. Directors and Executive Officers of the Registrant

     Item 11. Executive Compensation

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     Item 13. Certain Relationships and Related Transactions

These items were omitted from the Form 10-K in reliance on instructions included in Form 10-K permitting the Registrant to incorporate such items by reference to the Registrant's proxy statement, provided such proxy statement is filed within 120 days of the Registrant's fiscal year-end. As the Registrant intends to file its proxy statement later than 120 days from its fiscal year-end, it is providing these items as part of this Form 10-K/A.



                                TABLE OF CONTENTS

PART III

Item 10.  Directors and Executive Officers of the Registrant.............. 3
Item 11.  Executive Compensation.......................................... 5
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management................................................... 8
Item 13.  Certain Relationships and Related Transactions..................11

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of WorldPages, their ages, positions with WorldPages and their business experience are set forth below.


     NAME              AGE      POSITION WITH WORLDPAGES AND PRIOR BUSINESS EXPERIENCE
-------------------   -----     -----------------------------------------------------------
George Anderson         62      Chief Executive Officer since April 2001. Director of
                                WorldPages beginning February 2000; term expires at annual meeting of stockholders in 2003. Director of YPtel since
                                November 1998; Managing director of Country Club Stock LLC, a gold products promotion company, since 1995; prior
                                thereto, Mr. Anderson held various position with the NYNEX
                                Information Resources Co. since 1965, most recently as Vice
                                President of Sales and President of National Marketing
                                Services.

Rod K. Cutsinger        58      Founder of WorldPages; Director of WorldPages since November
                                1998 and from its inception in September 1997 until May
                                1998; term expires at the annual meeting of stockholders in
                                2003. Equity interest owner of CPFF and Consolidation
                                Partners. Since 1970, Mr. Cutsinger has been an investor in other businesses.

Robert Flynn            67      Director of WorldPages beginning February 2000; term expires at the annual meeting of stockholders in 2001. Director of
                                YPtel since November 1998. Retired. From 1996 to 1997,
                                Senior Advisor for CSC Index, a management consulting firm.
                                From June 1990 to December 1995, Chairman and Chief
                                Executive Officer of Nutrasweet Company. Director of
                                Northwestern University; STANTEC and Applied Microbiology,
                                Inc.

Wilmot L. Matthews      64      Director of WorldPages beginning February 2000; term expires at the annual meeting of stockholders in 2002. Chairman of the Board of YPtel from November 1998 to February 2000.
                                President of Marjad Inc., a personal investment company.
                                Director of Renaissance Energy Ltd., Denbury Resources Inc.,
                                West Jet Airlines, Ltd. and Vice Chairman of the Board of
                                Nesbitt Burns Inc. from 1994 until 1996.

David M. Mitchell       52      Director of WorldPages beginning February 1998; term expires at the annual meeting of stockholders in 2001. Investor in telephone businesses since 1982 when he founded National
                                Telephone Exchange which he sold, along with two other
                                telephone companies, to U.S. Long Distance in 1991. Former co-owner of Valu-Line of Longview, Inc., one of the
                                Company's telecommunications subsidiaries, until it was
                                acquired by WorldPages in February 1998.

Richard O'Neal          59      Chairman of the Board since November 1998; term expires at the annual meeting of stockholders in 2002. Chief Executive
                                Officer of WorldPages from November 1998 to April 2001.
                                Director and President-Directory Services Group of
                                WorldPages, since February 18, 1998; founder and President of Great Western Directories from 1984 until it was sold to
                                WorldPages in 1998.

Michael A. Pruss        35      Vice President, Secretary and Chief Financial Officer of
                                WorldPages since


                                October 1, 1999. Vice President and Controller of WorldPages
                                from April 1998 to September 30, 1999. Corporate Controller for Falcon Products, Inc., from January 1996 to April 1998.
                                Various positions with Argosy Gaming Company from April 1993 to January 1996, most recently as Director of Financial
                                Reporting. Auditor with Arthur Andersen, LLP from July 1987 to April 1993.

Todd Crandell           40      Todd Crandell has served as President of the Internet
                                Division of WorldPages since May 12, 2000. Prior to joining
                                WorldPages, Mr. Crandell was Vice President and General
                                Manager of the Network Enterprise Business Unit for
                                InterVoice-Brite, Inc. in Dallas, Texas, where he worked for eight years. Mr. Crandell also served as Director of
                                Interactive Services for GTE Directories from 1982 to 1993.

Steve Sparks            50      Steve Sparks has served as Vice President of Sales since
                                March 2000. Prior thereto, Mr. Sparks was the Director of
                                Yellow Pages Sales for the print division of Advanced
                                Communications Group since February 1998. Mr. Sparks joined
                                Great Western Directories, Inc., at inception in 1984 as a sales representative. Mr. Sparks was promoted to a regional sales management position in 1985 and became a minority
                                shareholder. Mr. Sparks was instrumental in the expansion
                                and development of new markets throughout Texas, Oklahoma, and California.

John Woodall            48      John Woodall joined WorldPages in February 2000 as General
                                Manager of the Directories Division and has served as
                                President of the Directories Division since May 2000. Prior to joining WorldPages, Mr. Woodall served as General Manager of Pacific Coast Publishing, now part of WorldPages, since
                                February 1988.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to report their ownership of and transactions in our common stock to the Securities and Exchange Commission. Copies of these reports are also required to be supplied to us. We believe, based solely on a review of the copies of such reports that we have received, that all applicable Section 16(a) reporting requirements were complied with during the 2000 fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                        -----------------------------------------
                                           ANNUAL COMPENSATION                   AWARDS                PAYOUTS($)
---------------------------------------------------------------------------------------------------------------------------------

                                                              (e)          (f)            (g)                           (i)
         (a)                                             OTHER ANNUAL   RESTRICTED     SECURITIES        (h)          ALL OTHER
       NAME AND         (b)      (c)          (d)        COMPENSATION     STOCK        UNDERLYING       LTIP         COMPENSATION
  PRINCIPAL POSITION    YEAR  SALARY ($)   BONUS ($)          ($)       AWARDS ($)     OPTIONS (#)     PAYOUTS ($)      ($)(4)

---------------------------------------------------------------------------------------------------------------------------------

Richard O'Neal           2000    300,000            -0-             -0-        -0-         50,000        -0-            -0-
Chairman, Chief          1999    300,000            -0-             -0-        -0-            -0-        -0-            -0-
Executive Officer        1998    300,000            -0-             -0-        -0-        225,000(1)     -0-            -0-
and President

Michael A.  Pruss        2000    138,673            -0-             -0-        -0-         50,000        -0-          1,702
Vice President,          1999    100,000         50,000             -0-        -0-         50,000        -0-          2,250
Chief Financial          1998     67,897            -0-             -0-        -0-         75,000(1)     -0-            462
Officer, and
Secretary

Todd Crandell (2)        2000    119,692            -0-             -0-        -0-         85,000        -0-            -0-
President - Internet
Division

Steve Sparks - Vice      2000    252,652            -0-             -0-        -0-         50,000        -0-          5,250
President Sales and      1999    275,000            -0-             -0-        -0-            -0-        -0-            -0-
Marketing                1998    229,167            -0-             -0-        -0-            -0-        -0-            -0-

John Woodall (4)         2000    196,851            -0-             -0-        -0-         85,000        -0-            -0-
President -
Print Division



(1) Includes original stock option awards for 150,000 shares to Mr. O'Neal and 50,000 shares to Mr. Pruss, which were cancelled and replaced with new options in connection with WorldPages' repricing on December 13, 1998. The replacement options for 75,000 shares to Mr. O'Neal and 25,000 shares to Mr. Pruss are also included in the total 1998 option awards.
(2)  Mr. Crandell was appointed President of the Internet Operations in May
     2000.
(3)  Mr. Woodall was appointed President of the Print Operations in February
     2000.
(4) "Other Annual Compensation" represents WorldPages' matching contributions under its Employee Stock Purchase Plan and 401(k) Plan.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table provides information as to options grants in fiscal year 2000 to the persons named in the Summary Compensation Table.



                                        INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE VALUE AT
                      ------------------------------------------------------- VALUE AT ASSUMED ANNUAL RATES OF
                                                                                STOCK PRICE APPRECIATION FOR
                                                                                       OPTION TERM(1)
                            (b)              (c)
                          NUMBER OF      % OF TOTAL       (d)
                          SECURITIES       OPTIONS      EXERCISE               --------------------------------
                          UNDERLYING      GRANTED TO       OR          (e)
(a) NAME                   OPTIONS       EMPLOYEES IN   BASE PRICE  EXPIRATION        (f)             (g)
                          GRANTED (#)     FISCAL YEAR   ($/SHARE)      DATE          5%($)           10%($)
----------------------------------------------------------------------------------------------------------------
Richard O'Neal              35,000            3.1         2.69       10/24/10        59,155         149,911
Michael A. Pruss            50,000            4.5         2.69       10/24/10        82,935         210,175
Todd Crandell               85,000            7.6         2.69       10/24/10       143,663         364,071
Steve Sparks                50,000            4.5         2.69       10/24/10        84,508         214,159
John Woodall                85,000            7.6         2.69       10/24/10       143,663         364,071


(1) The dollar amounts under these columns are the hypothetical gains on the options granted calculated assuming annual compound price appreciation of 5% and 10%. The assumed rates of appreciation are set by the SEC and therefore are not intended to forecast future appreciation, if any, of the stock price of WorldPages.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         The following table provides information on the number and value of each such executive's unexercised options to acquire WorldPages common stock at December 31, 2000.


                                                                                                       (e)
                                                                                                     VALUE OF
                                                                           (d)                   UNEXERCISED IN-
                                                             NUMBER OF SECURITIES UNDERLYING        THE-MONEY
                                                               UNEXERCISED OPTIONS/SARS AT         OPTIONS/SARS
                                                                        FY-END(#)                AT FY-END($)(2)
                                                           ---------------------------------------------------------
                          (b)
                        SHARES               (c)
     (a)               ACQUIRED             VALUE                   EXERCISABLE/                 EXERCISABLE/
    NAME             ON EXERCISE(#)     REALIZED($)(1)              UNEXERCISABLE               UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
Richard O'Neal            -                   -                      884,559/72,500                 0/87
Michael A. Pruss          -                   -                       41,667/83,333              0/2,625
Todd Crandell             -                   -                            0/85,000                0/212
Steve Sparks              -                   -                       72,804/50,000                0/125
John Woodall              -                   -                       26,667/58,333                0/112


(1) Calculated using the difference between the actual sales price of the underlying shares and the exercise price.

(2) Based on the New York Stock Exchange closing price of WorldPages common stock on December 31, 2000 of $2.69.

DIRECTOR COMPENSATION

         Directors of WorldPages who are also employees receive no directors' fees but are eligible to receive, and have received, grants of stock options under WorldPages' 1997 Stock Awards Plan. Non-employee directors receive director fees of $15,000 annually and committee fees of $3,000 annually for serving on a committee of the board. Non-employee directors also receive fees of $1,000 for each board meeting in which they participate in person, $500 for each board meeting in which they participate by phone and are reimbursed for expenditures incurred in attending board meetings.

         Consistent with WorldPages' board compensation policies for non-employee directors, Mr. Rod Cutsinger is being paid at the rate of $1,000 per day and $500 per telephone meeting for his services as a non-employee member of a subcommittee of the board responsible for merger negotiations.

         Non-employee directors also receive options to purchase shares of WorldPages common stock pursuant to the 1997 Nonqualified Stock Option Plan for Non-Employee Directors. Non-employee directors elected or appointed to the board will receive options to acquire 15,000 shares of WorldPages common stock on the date of their initial election or appointment. Additional non-qualified stock options to acquire 5,000 shares of WorldPages common stock are thereafter awarded to each director on the date of the Annual Meeting of Stockholders at which he or she is reelected to serve an additional three-year term. In both cases, the exercise price of the stock options granted is the fair market value on the date of the grant.

         As consideration for their efforts in negotiating the terms of the acquisitions of YPtel, Web YP and Big Stuff, WorldPages awarded warrants to purchase 30,000 shares of WorldPages common stock to one current non-employee director, Mr. Cutsinger and two former non-employee directors, Messrs. Robert F. Benton and Marvin C. Moses. The warrants have a strike price of $6.96 per share.

EMPLOYMENT AGREEMENTS

         Mr. Richard O'Neal had entered into a three-year employment agreement (through February 18, 2001) that provided for him to serve as Chief Executive Officer of WorldPages and to receive a base salary of $300,000 and a bonus potential of 50% of base salary (the "Former Agreeement"). In April, 2001, WorldPages entered into a new agreement with Mr. O'Neal which supersedes the Former Agreement (the "New Agreement"). Under the New Agreement, Mr. O'Neal will remain the Chairman of the Board of Directors and be paid an annual salary of $80,000. The New Agreement provides for a term ending February 18, 2002, but would be terminated earlier upon a change of control event (as defined therein).

         Mr. Michael A. Pruss entered into an employment agreement, dated as of November 19, 1999, with WorldPages to serve as Chief Financial Officer of WorldPages. The agreement provides for a two-year term ending November 19, 2001, which may be renewed for successive one-year periods upon WorldPages' mutual agreement with Mr. Pruss. Under the terms of the agreement, Mr. Pruss is entitled to a base salary of $175,000 per year and is eligible for a cash performance bonus of up to 50% of his base salary and additional option grants to be awarded at the discretion of the compensation committee of WorldPages' board of directors.

         Mr. Todd Crandell entered into an employment agreement, dated as of August 31, 2000, with WorldPages to serve as President-Internet Division of WorldPages. The agreement provides for a two-year term ending August 31, 2002, which may be renewed for successive one-year periods upon WorldPages' mutual agreement with Mr. Crandell. Under the terms of the agreement, Mr. Crandell is entitled to a base salary of $223,000 per year and is eligible for a cash performance bonus of up to 100% of his base salary and additional option grants to be awarded at the discretion of the compensation committee of WorldPages' board of directors.

         Mr. Steve Sparks entered into an employment agreement, dated as of February 18, 1998, with WorldPages to serve as Vice President-Sales and Marketing of WorldPages. The agreement provides for a three-year term ending February 18, 2001, which may be renewed for successive one-year periods upon WorldPages' mutual agreement with Mr. Sparks and has been renewed for the one-year period ending February 18, 2002. Under the terms of the agreement, Mr. Sparks is entitled to a base salary of $175,000 per year and is eligible for a cash performance bonus of up to 30% of his base salary and additional option grants to be awarded at the discretion of the compensation committee of WorldPages' board of directors.

         Each of the employment agreements of Mr. Pruss, Mr. Crandell and Mr. Sparks (each, an "Employee") provides that if WorldPages terminates the employment of an Employee without cause or due to a change of control as defined, such Employee will be entitled to receive such Employee's base salary for a period of twelve months following the date of such Employee's termination.

         Mr. John Woodall entered into an employment agreement, dated as of January 31, 2001, with WorldPages to serve as President-Print Division of WorldPages. The agreement is on a month-to-month basis and may be renewed upon WorldPages' mutual agreement with Mr. Woodall. Under the terms of the agreement, Mr. Woodall is entitled to a base salary of $153,000 per year and is eligible for a cash performance bonus of up to 15% of his base salary and additional option grants to be awarded at the discretion of the compensation committee of WorldPages' board of directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of WorldPages' common stock as of March 31, 2001, by:

o    each director of WorldPages,
o each of WorldPages' executive officers and former executive officers named in the Summary Compensation Table, and
o    all directors and executive officers of WorldPages as a group.


                                                                   SHARES BENEFICIALLY OWNED(1)
                                                        ----------------------------------------------------
                                                           NUMBER OF SHARES OF      PERCENT OF WORLDPAGES
NAME                                                     WORLDPAGES COMMON STOCK       COMMON STOCK(12)
----                                                   ----------------------------------------------------

George Anderson(2).....................................                  46,000(3)            *
Todd Crandell..........................................                       0               *
Rod K. Cutsinger.......................................               5,181,664(4)           11.0
Robert Flynn(2)........................................                  20,000(5)            *
Wilmot Matthews(2).....................................                 212,306(6)            *
David M. Mitchell......................................                 206,144(7)            *
Richard O'Neal.........................................               5,942,797(8)           12.4
Michael A. Pruss.......................................                  60,599(9)            *
Steve Sparks...........................................                334,259(10)            *
John Woodall...........................................                 26,667(11)            *
Executive officers and directors as a group
  (10 individuals).....................................             12,030,436(12)           24.9


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

(3) Includes 30,000 shares of common stock subject to options and warrants that are immediately exercisable.

(4) Includes an aggregate of 973,584 shares of common stock beneficially owned by trusts for the benefit of Mr. Cutsinger's two adult children over which Mr. Cutsinger has sole voting and dispositive power. Also includes 263,743 shares of common stock beneficially owned by the Sue Nan and Rod Cutsinger Foundation, of which Mr. Cutsinger disclaims beneficial ownership. Also includes 50,000 shares of common stock subject to stock option and warrants that are immediately exercisable.

(5) Includes 20,000 shares of common stock subject to options and warrants that are immediately exercisable.

(6) Includes 45,000 shares of common stock subject to options and warrants that are immediately exercisable.

(7) Includes 20,000 shares of common stock subject to stock options that are currently exercisable.

(8) Includes warrants to purchase 847,059 shares of common stock that are immediately exercisable. A trustee for Mr. O'Neal's children owns 189,020 of these non-transferable, ten-year warrants. Also includes 56,250 shares of common stock subject to stock options that are immediately exercisable.

(9) Includes 41,667 shares of common stock subject to stock options that are immediately exercisable.

(10) Includes 72,804 shares of common stock subject to stock options and warrants that are immediately exercisable.

(11) Includes 26,667 shares of common stock subject to stock options that are immediately exercisable.

(12) Includes 1,209,447 shares of common stock which such persons have the right to acquire upon the exercise of options and warrants that are immediately exercisable.

         The following table sets forth information regarding all persons known to WorldPages to be the beneficial owner of more than five percent of the common stock of WorldPages as of March 31, 2001.

                                                                                        PERCENTAGE OF
                                                                        NUMBER             CLASS AT
NAME AND ADDRESS                                                      OF SHARES       DECEMBER 31, 2000
----------------                                                      ---------       -----------------
Rod K. Cutsinger...............................................     5,181,664(1)             11.0%
  5483 Tilbury Drive
  Houston, Texas 77056
Richard O'Neal.................................................     5,942,797                12.4%
  2400 Lakeview Drive
  Amarillo, Texas 79109


         (1) Includes an aggregate of 973,584 shares of common stock beneficially owned by trusts for the benefit of Mr. Cutsinger's two adult children over which Mr. Cutsinger has sole voting and dispositive power. Also includes 263,743 shares of common stock beneficially owned by the Sue Nan and Rod Cutsinger Foundation, of which Mr. Cutsinger disclaims beneficial ownership. Also includes 50,000 shares of common stock subject to stock option and warrants that are immediately exercisable.


         In connection with the Agreement and Plan of Merger, dated as of April 26, 2001, among TransWestern Publishing Company LLC, WorldPages Merger Subsidiary, Inc. and WorldPages (the "Merger Agreement"), WorldPages entered into a voting agreement with each of its directors. Each director agreed to vote in favor of the Merger Agreement, not to acquire additional shares of WorldPages common stock and, subject to certain exceptions, not to sell any shares of WorldPages common stock owned by such director. The voting agreement will terminate, subject to certain conditions, if the Merger Agreement is terminated.

         Shareholders of YPtel were issued Class A special shares by ACG Exchange Company, a wholly-owned Nova Scotia subsidiary of WorldPages, which are exchangeable on a one-for-one basis for WorldPages' common stock. The terms of the acquisition of YPtel restrict the ability of WorldPages to engage in merger transactions with other companies unless the WorldPages board of directors has used its best efforts to provide comparable treatment between the holders of WorldPages common stock and the holders of Class A Special Shares, taking into account the general tax effect of such merger upon such holders, respectively, and economic equivalency. A merger partner of acquirer willing to agree to continue the tax deferral arrangement of the Class A Special Shares for the balance of the 5-year period may offer a lower price or value for that reason. WorldPages believes that potential acquirors or merger partners will be reluctant to agree to the restrictions referenced above and the other restrictions contained in the Exchange and Voting Trust Agreement, the Support Agreement and the Class A Special Shares provisions. In a merger involving the exchange of other stock for WorldPages common stock, if the merger partner or acquirer is unwilling to continue the tax deferral arrangement provided by the ACG Exchange Company/Class A Special Share structure, this could result in holders of Class A Special Shares being allocated a higher per share consideration than holders of WorldPages common stock in the merger. If the merger consideration is all cash to both holders of WorldPages common stock and holders of Class A Special Shares, however, as is the case in the Merger Agreement, the same per share cash consideration will be applicable to both groups. It may be impossible to structure a stock spin-off to stockholders of WorldPages during the time the class A Special Shares are outstanding.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Mr. Richard O'Neal is an officer, director and owner of 50% of the outstanding voting securities of Big Stuff. During the fiscal year ended December 31, 2000, prior to WorldPages' acquisition of Big Stuff, WorldPages paid Big Stuff approximately $1.3 million for yellow pages colorizing services. WorldPages believes that the amount paid to Big Stuff for colorizing services is equivalent to amounts that it would have paid an unrelated third party for similar services. Great Western and Big Stuff have entered into a sales agreement pursuant to which Big Stuff expects to continue to render the foregoing services to Great Western upon terms and conditions that WorldPages considers reasonable under the circumstances. Big Stuff has also agreed to give Great Western the exclusive right to market WorldPages in its service areas.

         In January 2001, George Anderson, a director of WorldPages, was engaged as a consultant to assist WorldPages' Chief Executive Officer in day to day operations. The consulting was needed as a result of the additional demands on executive management of the Company resulting from the engagement of Morgan Stanley Dean Witter to seek strategic alternatives for the Company. Mr. Anderson will receive a consulting fee of $1,250 for each day that he works in such capacity and was also awarded stock options to purchase 60,000 shares of common stock at an exercise price of $3.85 per share.

         WorldPages issued $8.4 million of 5% Subordinated Notes to Mr. O'Neal in connection with its acquisition of Great Western in 1998. The interest incurred on the 5% Subordinated Notes held by Mr. O'Neal during the fiscal year ended December 31, 2000 was $0.1 million. The principal and accrued interest were redeemed for 1,603,636 shares of WorldPages common stock in February 2000 at an agreed upon redemption price of $5.50 per share. The redemption price was the same value per share that was agreed upon by WorldPages in connection with the acquisition of YPtel Corporation, an entity unrelated to WorldPages or its affiliates. Based on a closing price of WorldPages common stock of $2.60 per share on April 27, 2001, Mr. O'Neal received stock, which had a market value of $4.2 million in redemption of the $8.8 million of indebtedness owed by WorldPages to O'Neal. Further, in connection with WorldPages' acquisition of WebYP, Inc. and Big Stuff, Inc., Mr. O'Neal received 2,545,152 shares of WorldPages common stock in exchange for his ownership interest in Web YP and Big Stuff and in exchange for indebtedness owed to him by WebYP and Big Stuff.

         WorldPages provides free advertising space to the Association of Directory Publishers (the "Association") which provides such advertising space to its affiliates in exchange for a fee. One of the Association's affiliates is Express Worldwide Florist which is partially owned by the son and son-in-law of Richard O'Neal. The cost to WorldPages of providing advertising space utilized by Express Worldwide Florist is not material (less than $60,000). The retail value of such space is estimated to be approximately $400,000 per year.

         As a result of the Company's merger with Interactive Media Services, Inc., trusts for the benefit of the children of Richard O'Neal received an aggregate of 61,185 shares of WorldPages' common stock. Mr. O'Neal disclaims beneficial ownership of these shares.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K/A for the fiscal year ended December 31, 2000, to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         WORLDPAGES.COM, INC.

                                         /s/ MICHAEL A. PRUSS
                                         ---------------------------------------
                                         Michael A. Pruss, Vice President,
                                         Chief Financial Officer and Secretary


Dated: April 30, 2001