Form 10-Q
period 2001-03-31
WORLDPAGES COM INC
filed 2001-05-11
CIK 1047643

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission File Number 001-13875

                              WORLDPAGES.COM, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                               76-0549396
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)              Identification Number)

       6801 GAYLORD PARKWAY, SUITE 300                     75034
                 DALLAS, TX                              (Zip Code)
  (Address of principal executive offices)

                                 (972) 731-6600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

As of May 12, 2001, the registrant had 47,029,544 voting shares of common stock, $.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

(In thousands, except share and per share amounts)                Three Months Ended
                                                                      March 31,
                                                        ---------------------------------------
                                                              2001                  2000
                                                        ------------------    -----------------
REVENUES                                                $          41,995     $         22,793
OPERATING COSTS:
   Printing, distribution and listings                             10,951                5,192
   Sales and marketing                                             12,790                4,898
   General and administrative                                      14,348                8,132
   Depreciation and amortization                                    4,517                2,038
                                                        ------------------    -----------------
Income (loss) from operations                                        (611)               2,533
OTHER INCOME (EXPENSE):
   Interest expense                                                (1,491)                (891)
   Other                                                              ---                   13
                                                        ------------------    -----------------
Income (loss) from operations
      before income taxes and extraordinary item                   (2,102)               1,655
Income tax expense (benefit)                                          172                1,042
                                                        ------------------    -----------------
Net income (loss) before extraordinary item                        (2,274)                 613
Extraordinary item - loss on early retirement
      of debt, net of income tax benefit of $1,404                    ---               (2,291)
                                                        ------------------    -----------------
Net income (loss)                                       $          (2,274)    $         (1,678)
                                                        ==================    =================

Basic and diluted earnings (loss) per share:
      Net income (loss) before extraordinary item       $            (.05)    $            .02
      Early retirement of debt                                        ---                 (.08)
                                                           ---------------    -----------------
      Net loss per share                                $            (.05)    $           (.06)
                                                        ==================    =================
Weighted average shares outstanding                            47,029,544           30,073,333
                                                        ==================    =================

See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)                                          (Unaudited)
                                                                            March 31,           Dec. 31,
ASSETS                                                                         2001               2000
                                                                           -------------      -------------
Current assets:
    Cash and cash equivalents                                              $        799       $        519
    Accounts receivable, net                                                     51,263             38,358
    Deferred costs                                                                6,131             11,475
    Prepaid expenses and other current assets                                       610                954
                                                                           -------------      -------------
              Total current assets                                               58,803             51,306
                                                                           -------------      -------------

Property, plant and equipment, net                                                5,815              5,866
Intangible assets, net                                                          258,939            263,004
Deferred taxes                                                                   12,964             13,136
Other assets                                                                      1,611              1,638
                                                                           -------------      -------------
           Total other assets                                                   279,329            283,644
                                                                           -------------      -------------

                Total assets                                               $    338,132       $    334,950
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                               $     21,193       $     18,374
    Short-term debt and current maturities of long-term debt                        852                 61
     Deposits                                                                     3,651              4,338
    Other current liabilities                                                     1,932              2,207
                                                                           -------------      -------------
           Total current liabilities                                             27,628             24,980
Long-term obligations:
    Long-term debt                                                               71,414             68,606
                                                                           -------------      -------------
           Total liabilities                                                     99,042             93,586
                                                                           -------------      -------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, Series B                                                       ---               ----
    Common stock, $.0001 par value:  180,000,000 shares
      authorized; 47,029,544 and 47,029,545 outstanding                               4                  4
    Additional paid-in capital                                                  333,255            333,255
    Retained earnings (accumulated deficit)                                     (94,169)           (91,895)
                                                                           -------------      -------------
           Total stockholders' equity                                           239,090            241,364
                                                                           -------------      -------------

      Total liabilities and stockholders' equity                           $    338,132       $    334,950
                                                                           =============      =============

See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended March 31,
                                                                                ---------------------------------
(In thousands)                                                                      2001                2000
                                                                                -------------       -------------
Cash flows from operating activities:
    Net income (loss)                                                           $     (2,274)       $     (1,678)
                                                                                -------------       -------------
    Adjustments to reconcile net loss to net cash:
         Loss on early retirement of debt, net                                           ---               2,291
         Depreciation and amortization                                                 4,517               2,038
         Provision for deferred taxes                                                    172               1,313
         Changes in operating assets and liabilities:
             Decrease (increase) in:
                 Accounts receivable, net                                            (12,905)             (5,793)
                 Deferred costs                                                        5,344                 374
                 Prepaid expenses and other current assets                               344              (1,798)
                 Other assets                                                             27              (3,782)
             Increase (decrease) in:
                 Accounts payable and accrued liabilities                              2,819               4,689
                 Other current liabilities                                              (962)             (5,263)
                                                                                -------------       -------------
             Cash used in operating activities                                        (2,918)             (7,609)
                                                                                -------------       -------------
Cash flows from investing activities:
    Cash from businesses acquired                                                        ---                 238
    Additions to property, plant and equipment, net                                     (401)               (100)
                                                                                -------------       -------------
             Cash provided by (used in) investing activities                            (401)                138
                                                                                -------------       -------------
Cash flows from financing activities:
     Borrowings of long-term debt                                                      3,599              56,271
     Repayment of long-term debt                                                         ---             (50,593)
     Proceeds from stock option exercises                                                ---               1,229
                                                                                -------------       -------------
             Cash provided by financing activities                                     3,599               6,907
                                                                                -------------       -------------
Net increase (decrease) in cash and cash equivalents                                     280                (564)
Cash and cash equivalents-beginning of period                                            519               1,315
                                                                                -------------       -------------
Cash and cash equivalents-end of period                                         $        799        $        751
                                                                                =============       =============

See accompanying notes to consolidated financial statements.

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

1.   INTERIM RESULTS

         The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments that are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Securities and Exchange Commission.

2.  BASIS OF PRESENTATION

         WorldPages.com, Inc. ("WorldPages" or the "Company"), a Delaware corporation, is an independent yellow pages directory publisher in selected markets in Arizona, California, Oklahoma, Oregon, Texas, Utah and Washington. The actual financial statements included herein relate only to the operations of the parent company and Great Western Directories, the Company's yellow pages advertising subsidiary, prior to February 22, 2000, and include the results of YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. (the "Acquisitions" or the "Acquired Companies") only for the period after the date of their respective acquisition. All inter-company accounts have been eliminated in consolidation.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTANGIBLE ASSETS FROM BUSINESS ACQUISITIONS -- Intangible assets resulting from the cost of businesses acquired exceeding the fair value of net assets acquired consist principally of the customer lists and goodwill. The value of customer lists and their estimated useful lives were determined using independent appraisals. Customer lists and goodwill are amortized on a straight-line basis over their estimated useful lives ranging from 10 years and 10 to 40 years, respectively. For the three months ended March 31, 2001 and 2000, amortization expense relating to intangible assets was $4,065,000 and $1,910,000, respectively.

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

         Costs incurred with the expansion into new markets include all direct costs related to the publishing of a first-year telephone directory ("prototype directory"). Advertising space in prototype directories is typically provided to advertisers at no cost; therefore, minimal advertising revenues are generally derived from prototype directories. Because the future economic benefit of the direct costs related to prototype directories cannot be determined, such direct costs are charged to expense as incurred. The Company had no prototype directories for the periods ended March 31, 2001 and 2000.

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

4. LONG-TERM DEBT

         In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc., and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. At March 31, 2001, the Company had $8.6 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (7.8% at March 31, 2001). The facility expires in February 2005 and requires commitment fees of .5% on the unused portion of the facility.

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

         On April 26, 2001 WorldPages entered into an Amendment Agreement (the "Amendment Agreement") with holders of its convertible debentures. The Amendment Agreement arises from a dispute (the "Dispute") between the Company and the holders as to the maximum amount of additional shares issuable upon conversion of the Debentures under the conversion price reset provision contained in the Debentures. Pursuant to the Amendment Agreement, the holders and the Company have agreed not to commence litigation (the "Litigation Standstill") in connection with the dispute on or before December 31, 2001 and to waive the August 2001 reset provided for under the debentures in each case unless (i) an Event of Default (under the Debentures, as modified by the Amendment Agreement) has occurred or exists (ii) the Company discontinues active efforts to engage in a transaction that will result in the sale of the Company, (iii) the Company fails to publicly announce on or before October 1, 2001 that it has reached an agreement in principle which will result in the sale of the Company or to consummate such sale by December 31, 2001 or (iv) the Company fails to redeem for cash the full outstanding principal amount of the Debentures on or before December 31, 2001 and satisfy certain related conditions. In addition, the parties agreed that the holders may convert their Debentures into an aggregate of up to 2,679,000 shares (the "Initial Agreed Amount") of the Company's common stock at any time at the conversion price then in effect and that this aggregate amount shall increase to 4,500,000 shares (the "Increased Agreed Amount") of the Company's common stock if the Company fails to satisfy any of the Litigation Standstill conditions. If the Litigation Standstill conditions are not satisfied, the holders would be entitled to assert that they are entitled to convert the Debentures into more shares than the Increased Agreed Amount and the Company would be entitled to defend against such claim. The parties have further agreed that the conversion price currently in effect is $3.875. The Amendment Agreement also provides for a reduction in the redemption/put premium payable to the holders on the outstanding principal amount of debentures (not theretofore converted) upon a sale of the Company on or before December 31, 2001, from 110% to 109% of such outstanding principal amount In addition, the Amendment Agreement provides that the Company may redeem the Debentures, at any time at a redemption price equal to 109% of the outstanding principal amount of the Debentures, subject to the right of the holders to exercise their conversion rights prior to the redemption date and to the satisfaction of certain other conditions. The Amendment Agreement also provides that the holders shall, subject to certain conditions and exceptions, permanently waive their rights to commence litigation for any reason if (i) the Company shall have complied with the original Debenture documents and the Amendment Agreement through December 31, 2001 and no Event of Default has occurred or exists (ii) the Company shall have redeemed in cash the full outstanding principal amount of the Debentures on or before December 31, 2001 and certain related conditions are satisfied. There can be no assurance that the Litigation Standstill conditions will be satisfied.

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The statements contained in this Report that are not historical facts (including statements as to the Company's plans, beliefs or expectations) are forward-looking statements within the meaning of the federal securities laws that involve certain risks and uncertainties. Management wishes to caution the reader that these forward-looking statements, such as the Company's expectations that it will be able to meet its short-term working capital and capital requirements from cash provided by operations and its existing credit facilities, are plans and predictions regarding future events and circumstances. Actual events or results may differ materially as a result of risks facing the Company.

RESULTS OF OPERATIONS

GENERAL

         Prior to February 2000, the Company's only continuing operations were those of its yellow pages advertising subsidiary, Great Western Directories. Consequently, the financial statements included herein relate to the parent company and Great Western prior to February 22, 2000, but include the results of the YPtel Corporation, Web YP, Inc., Big Stuff, Inc. and Interactive Media Services, Inc. (the "Acquisitions" or the "Acquired Companies") only for the period after their respective acquisition. Certain operating information is presented for comparative purposes as if the Acquisitions had occurred on January 1, 2000. The operating information does not purport to represent the Company's results of operations that would have actually occurred if the Acquisitions had in fact occurred on that date. Since the Acquired Companies were not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance.

         The following table sets forth, for the periods presented, certain information relating to the continuing operations of WorldPages, expressed as a percentage of revenues:

                                                                 Three Months Ended March 31,
                                                       -------------------------------------------------
                                                                 2001          2001(a)             2000
                                                       -------------------------------------------------
   Revenues                                                    100.0%           100.0%           100.0%
   Cost of services:
         Printing, distribution and publishing                   26.1             22.3             22.8
         Sales and marketing                                     30.5             27.1             21.5
         General and administrative                              34.2             37.5             35.7
         Depreciation and amortization                           10.7             12.1              8.9
                                                       -------------------------------------------------
   Income (loss) from continuing operations                      (1.5)%            1.0%            11.1%
                                                       =================================================

(a) 2001 Adjusted results exclude the results of the first year Seattle, Washington directory.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001, COMPARED TO THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

         Total revenues were $42.0 million in the first quarter of 2001 as compared to $22.8 million in total revenues in the first quarter of 2000, an increase of 84.2%. The Company's print yellow pages operations accounted for $38.5 million, or 91.7%, of total revenues in the three months ended March 31, 2001, compared to $22.6 million, or 99.1% of total revenues in the comparable period of 2000. The Company's Internet operations accounted for the remaining revenues in the first quarter of both 2001 and 2000. The increase in revenues was due primarily to the following: (1) approximately $10.3 million of the increase was attributable to print sales from directories added through the acquisition of YPtel Corporation in February 2000;

(2) approximately $3.3 million of the increase was attributable to higher sales of the Company's Internet products; (3) approximately $4.7 million of the increase was from sales attributable to the new Seattle, Washington directory that had its first publication in the first quarter of 2001; (4) approximately $1.7 million of the increase was from sales attributable to the Monterey, California directory that was published in the first quarter of 2001 but had not been published in 2000.

         On a pro forma basis, assuming the acquisitions had occurred on January 1, 2000, total revenues for the first quarter of 2001 increased to $42.0 million, or 11.0% over pro forma 2000 total revenues of $37.8 million for the first quarter of 2000. Pro forma print business revenue for the 2001 quarter increased 5.8% to $38.5 million over pro forma print revenue of $36.4 million for the comparable quarter of 2000 and pro forma Internet business revenue increased 162% to $3.5 million for the first quarter of 2001 as compared with pro forma revenue of $1.5 million for the first quarter of the prior year. Including sales of its Internet products, total revenues from same directories in the first quarter of 2001 increased 5.5% over the comparable period of 2000. Excluding Internet sales, revenues from same directories decreased 2.9% from the first quarter of 2000.

         Printing, distribution and listings costs increased to $11.0 million, or 111%, in the first quarter of 2001 from $5.2 million in the first quarter of the prior year. As a percentage of sales, printing, distribution and listing costs increased to 26.1% of sales in the first quarter of 2001 as compared with 22.8% for the first quarter of 2000. The increase was due primarily to costs associated with the Company's new directory in Seattle, Washington. This first year directory had substantially higher printing and distribution costs as a percentage of sales due to low sales volume typical for new directories. Excluding the impact of the Seattle directory, printing, distribution and listing as a percent of sales decreased to 22.3% of sales as a result of lower paper costs.

         Sales and marketing costs increased to $12.8 million for the first quarter of 2001 from $4.9 million in the comparable period of 2000. As a percent of sales, sales and marketing increased to 30.5% of sales for the first quarter of 2001 from 21.5% for the first quarter of 2000. The increase was due primarily to costs associated with the Company's new directory in Seattle, Washington. Excluding the impact of the Seattle directory, sales and marketing as a percent of sales increased to 27.1% of sales. The remainder of the increase was due to higher sales and marketing costs associated with the Company's Internet operations and increased spending on marketing programs in the first quarter of 2001.

         General and administrative expenses increased to $14.3 million, or 76.4%, for the three months ended March 31, 2001, from $8.1 million for the three months ended March 31, 2000. The increase in gross dollars was due to general and administrative costs of companies acquired. As a percentage of revenues, general and administrative expenses were 34.2% of sales in the first quarter of 2001, and 35.7% in the same period of 2000. The decrease was due to operating efficiencies realized from the higher sales volume.

         Depreciation and amortization was approximately $4.5 million in the first quarter of 2001 as compared with $2.0 million in the first quarter of 2000. Depreciation and amortization consisted principally of amortization of goodwill and customer lists resulting from acquisitions. Amortization of intangibles related to acquisitions was $4.1 of the total depreciation and amortization.

         Interest expense for the first quarter of 2001 was approximately $1.5 million, an increase of $0.6 million from interest expense of $0.9 million in the first quarter of 2000. The increase was due to higher borrowings under the Company's revolving credit facility as a result of the acquisitions in February and April of 2000.

         Income tax expense of $0.2 million was recognized in the first quarter of 2001 compared to income tax expense of $1.0 million in the first quarter of 2000. The decrease was due to lower taxable income in the first quarter of 2001 than in the first quarter of 2000.The Company's effective tax rate was substantially higher than statutory tax rates principally because amortization of certain intangible assets is not deductible for tax purposes.

         Net loss from continuing operations was $2.3 million, or $.05 per share, in the three months ended March 31, 2001, compared to net income from continuing operations of $0.6 million, or $.02 per share, in the first quarter of 2000.

         Earnings from continuing operations before interest, taxes, depreciation, and amortization, (EBITDA) decreased 14.5% to $3.9 million for the three months ended March 31, 2001, from EBITDA of $4.6 million in the first quarter of 2000. The decrease in EBITDA was due to the aforementioned new Seattle, Washington directory that was launched in the first quarter of 2001 and had an operating loss of $1.0 million. Excluding the impact of the Seattle directory, EBITDA for the first quarter of 2001 increased 6.9% to $4.9 million from $4.6 million in the comparable period of 2000. EBITDA is a measure commonly used in industry and is presented to assist in an understanding of the Company's operating results and is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles. EBITDA is not necessarily comparable to other similarly titled measures of other companies.

         On a pro forma basis, assuming the acquisitions had occurred at the beginning of 2000, pro forma EBITDA for the quarter ended March 31, 2001 decreased 48.2% to $3.9 million from $7.5 million in the first quarter of 2000. The decrease was due to higher Internet losses, the loss on the Seattle, Washington directory and less EBITDA as a result of the Spokane, Washington directory not publishing in the first quarter of 2001 whereas it was published in the first quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital at March 31, 2001 was $31.2 million and its ratio of current assets to current liabilities was 2.1:1.

         In February 2000, in connection with the closing of its acquisitions of YPtel Corporation, Big Stuff, Inc. and WebYP, Inc., WorldPages replaced its prior credit facility with a financing package consisting of $60.0 million of a senior revolving loan with Bank of America, N.A. and $20.0 million of 5% convertible debentures issued to institutional investors led by funds managed by Palladin Group, L.P. At March 31, 2001, the Company had $8.6 million available under its senior revolving loan facility. The senior revolving credit facility bears interest at LIBOR, plus a spread of 1.5% to 3.5% or the prime rate plus a spread of up to 1.25% (7.8% at March 31, 2001). The facility expires in February 2005 and requires commitment fees of .5% on the unused portion of the facility. Also in connection with the Acquisitions, WorldPages converted $15.8 million of 5% notes payable and accrued interest into 2,863,637 shares of common stock. This early retirement of debt resulted in a loss of $2.3 million, net of a $1.4 million income tax benefit, which has been treated as an extraordinary item for financial reporting purposes.

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

         On April 26, 2001, WorldPages entered into an Amendment Agreement (the "Amendment Agreement") with holders of its convertible debentures to address the dispute. The Amendment Agreement arises from a dispute (the "Dispute") between WorldPages and the holders as to the maximum amount of additional shares issuable upon conversion of the Debentures under the conversion price reset provision contained in the Debentures. Pursuant to the Amendment Agreement, the holders and the Company have agreed to the Litigation
Standstill subject to certain conditions and to certain other understandings as to the shares issuable upon conversion and related matters. See Note 4 to Notes to Consolidated Financial Statements.

         On April 26, 2001, WorldPages entered into a merger agreement with TransWestern Publishing Company LLC ("TransWestern"), and a wholly owned subsidiary of TransWestern ("Merger Subsidiary"). Subject to the conditions set forth in the merger agreement, at the effective time of the merger, Merger Subsidiary will be merged into WorldPages and each share of WorldPages' common stock issued and outstanding immediately prior to the effective time (excluding shares owned, directly or indirectly, by WorldPages and its subsidiaries or by TransWestern and its subsidiaries or any shareholder exercising dissenter's) rights shall be converted into the right to receive $3.00 a share. The total purchase price is approximately $215 million, including assumed indebtedness. The transaction is expected to close in the third quarter of 2001. Consummation of the transaction is subject to approval of Worldpages' shareholders, receipt of necessary regulatory approvals, receipt by TransWestern of financing proceeds under the commitment letters it has received and certain other conditions. In conjunction with the pending merger, George Anderson, a member of the Board, has been appointed interim chief executive officer. Richard O'Neal will remain as chairman of the board until the transaction is completed. There can be no assurance that the merger will be consummated. If the merger is not consummated, under certain conditions, TransWestern will be entitled to break-up fees and or reimbursement of certain expenses.

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

         WorldPages is exposed to interest rate risk, as additional financing is periodically needed due to the operating losses and capital expenditures associated with establishing and expanding WorldPages' business. WorldPages is exposed to interest rate risk on amounts borrowed against its credit facility as of March 31, 2001. Advances against the facility periodically renew, at which point the borrowings are subject to the then current market interest rates, which may differ from the rates WorldPages is currently paying on its borrowings. There is no cap on the interest rate payable on WorldPages' revolving credit facility. If the interest rates on WorldPages' revolving credit facility were to increase by 10% over March 2001 levels, WorldPages' annual interest expense would increase by approximately $.3 million.

         WorldPages' business and operations are also exposed to market risks resulting from changes in commodity prices for paper, WorldPages' principal raw material. Certain commodity grades of paper, including the grade WorldPages uses for its yellow pages directories, may be volatile. A 10% increase in the cost of directory grade paper used by WorldPages over March 31, 2001 levels, would result in an increase in WorldPages' annual operating costs of approximately $1.0 million.

PART II - OTHER INFORMATION

Item 1. - LEGAL PROCEEDINGS

         In November 1999, the Company sold its telecommunications operations to Ionex Telecommunications, Inc. Subsequent to the sale, Ionex has made various claims for indemnification arising principally from alleged breaches of certain representations and warranties made by the Company in the related purchase and sale agreement. The Company has denied responsibility for certain of these claims aggregating approximately $5.0 million and has notified Ionex that it believes such claims to be without merit and that it has counterclaims. Ionex has not taken any legal action against the Company with respect to rejected claims. In the event Ionex takes any legal action, the Company intends to vigorously defend the matter.

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

Item 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Note 4 to Notes to the Consolidated Financial Statements for information concerning an Amendment Agreement with the holders of the Convertible Debentures due February 2006. The agreement affects, among other things, the maximum number of shares of Common Stock issuable upon exercise of the Convertible Debentures.

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

                  Exhibit 10.49 - Letter Agreement between Richard O'Neal and WorldPages.com, Inc. dated April 26, 2001, filed herewith.

                  Exhibit 10.50 - Non-competition Agreement by and among Richard O'Neal, WorldPages.com, Inc. and TransWestern Publishing LLC dated April 26, 2001, filed herewith.

                  Exhibit 11 - Computation of Earnings Per Share, filed herewith.

           (b)    Reports on Form 8-K

           None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WorldPages.com, Inc.
                                 (Registrant)

Date:  May 11, 2001              /s/ Richard O'Neal
                                 --------------------------
                                 Richard O'Neal
                                 Chairman

Date:  May 11, 2001              /s/ Michael A. Pruss
                                 --------------------
                                 Michael A. Pruss
                                 Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                   EXHIBIT 11

                      WORLDPAGES.COM, INC. AND SUBSIDIARIES

                        COMPUTATION OF EARNINGS PER SHARE
                                   (Unaudited)

                                                                          Three Months Ended March 31,
                                                                   -------------------------------------------
(In thousands, except share and per share data)                           2001                     2000
                                                                   -------------------        ----------------
EARNINGS PER SHARE:

Weighted average number of common shares outstanding for basic and
diluted computation (see Note)                                              47,029,544              30,073,333

Net income (loss) from continuing operations                          $         (2,274)       $            613
Extraordinary item - loss on early retirement of debt, net                         ---                  (2,291)
                                                                      -----------------       -----------------
                                                                      $         (2,274)       $         (1,678)
                                                                      =================       =================
Basic and diluted earnings (loss) per share from:
     Continuing operations                                            $           (.05)       $            .02
     Extraordinary item - loss on early retirement of debt, net                    ---                    (.08)
                                                                      -----------------       -----------------
                                                                      $           (.05)       $           (.06)
                                                                      =================       =================



Note: The effect of the assumed exercise of stock options and the assumed conversion of the convertible debentures payable have not been included in the computation of diluted earnings per share for the period after issuance because to do so would have been anti-dilutive for the periods presented.

          See accompanying notes to consolidated financial statements.